Form 10QSB
period 1995-03-31
FIRST INDEPENDENCE CORP
filed 1995-05-15
CIK 745140

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        March 31, 1995

Commission file Number     0-15777

                   First Independence Corporation
(Exact name of registrant as specified in its charter.)

    Michigan                         38-2583843
(State of other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

44 Michigan  Detroit Michigan                 48226
(Address of principal executive offices      (Zip Code)

Registrant's telephone number, including area code:
(313) 256-8428

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES [X]        NO [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

     Common Stock, $1 Par Value - 336,760 shares as of
March 31, 1995.


                 PART I. - FINANCIAL INFORMATION

            First Independence Corporation and Subsidiary

                    CONSOLIDATED BALANCE SHEET





                                        March 31           December 31
                                          1995                1994
                                     __________________  _________________

Assets

Cash and due from banks            $   5,241,856            $ 4,432,689
Federal funds sold                    10,300,000             11,300,000
Investment securities (market value   31,240,769             28,268,841
of approximately $30,785,260 in
1995 and $23,543,319 in 1994)

Loans

Commercial                             7,899,186             16,167,440
Real estate mortgages                 21,327,738             12,690,095
Consumer                               8,710,205              8,224,820
                                      -----------            ----------
                                      37,937,129             37,082,355
Allowance for loan losses               (878,390)              (804,829)
                                      -----------            ----------
        Net Loans                     37,058,739             36,277,516

Premises and equipment, net            3,171,188              2,765,855
Accrued interest receivable and
other assets                           1,200,348              1,139,025
                                      ----------              ----------
       Total Assets                 $ 88,212,900           $ 83,933,926
                                      ==========             ===========

Liabilities and shareholders' equity
Liabilities:
Deposits:
  Noninteresting-bearing             27,756,821             26,931,688
  Interest-bearing                   48,770,177             46,755,213
                                     ----------             ----------
                                     76,526,998             73,686,901

Federal funds Purchased and
securities sold under repurchase
agreements                            5,898,986              4,823,624
Accrued expenses and other
liabilities                             758,685                943,568
Notes Payable                           900,000                900,000
                                     ----------             ----------
         Total Liabliities           84,084,669             80,354,093

Shareholders' Equity:
Preferred Stock                       2,650,358              2,220,000
Common stock, $1 par value:500,000
shares authorized: 336,700 shares
issued and outstanding                  336,700                336,700
Surplus                               2,369,784              2,369,782
Unrealized holding gains(losses)
on investment securities available
for sale                               (135,602)              (279,332)
Accumulated deficit                  (1,093,069)            (1,067,377)
                                    -----------             -----------
        Total Shareholders' Equity    4,128,231              3,579,833
                                    -----------             -----------
Total Liabilities and              $ 88,212,900           $ 83,933,926
Shareholders' Equity                ===========            ============



See Accompanying Notes to Financial Statements

                           FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                            Consolidated Statement Of Income  (unaudited)

                                     Three Months Ending
                                  March 1995        March 1994
                               ______________      ______________

Interest Income:
Interest and fees on loans            $  984,339         $  777,838
Interest on Investment Securities:
  Taxable                                412,359            321,484
  Tax-exempt                               4,687              2,373
Interest on federal funds sold and
securities purchased under
agreements to resell                     137,644             79,070
                                      ----------          ---------
     Total Interest Income             1,539,029          1,180,765

Interest Expense:
Interest On deposits                     331,136            298,068
Interest on borrowed funds                83,321             44,539
                                      ----------          ---------
     Total Interest Expense              414,457            342,607
                                      ----------          ---------
     Net Interest Income               1,124,572            838,158

Provision For Loan Losses                 31,000             90,000
                                      ----------          ---------
     Net Interest Income after
     Provision for Loan Losses         1,093,572            748,158

Other Operating Income:
Service charges on deposit accounts      204,347            220,998
Securities gains, net                          0                  0
Other                                    259,548             55,172
                                      ----------          ---------
     Total Other Operating Income        463,895            276,170

Other Operating Expenses:
Salaries and benefits                    655,727            478,667
Net occupancy expense                    164,492            122,096
Premises and equipment                    44,949            103,521
Other expenses                           548,493            402,612
                                      ----------          ---------
     Total Operating Expenses          1,413,661          1,106,896
                                      ----------          ---------
Income before federal income tax         143,806            (82,568)
     Federal Income Taxes                      0                  0
                                      ----------          ----------
            Net Income               $   143,806        $   (82,568)
                                      ==========          ==========
Income (loss) per share of common
stock 500,000 shares authorized
336,700 shares outstanding                   .43               (.25)
                                       =========          ==========

                        FIRST INDEPENDENCE NATIONAL BANK OF DETROIT

                               STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                        1995               1994

Cash Flow From Operating Activities:
Net Income(Loss)                      $ 143,806            $ (82,568)
                                      __________            __________


Adjustments To Reconcile Net
 Income to Net Cash Provided by
 Operating Activities:
   Depreciation And amortization          64,500               73,800
   Amortization of premiums and
   accreation of discounts               158,374               36,257
   Provision for loan losses              31,000              90,000
   Securities gains net                        0                    0
   Changes In:
   Deferred Income Tax                         0                    0
    Accrued interest receivable and
    other assets                          61,323              (16,023)
    Accrued expenses and other
    liabilities                         (184,883)             (31,921)
                                       __________           __________
     Net Cash Provided by Operating
     activities                          274,120               69,545

Cash Flows from Investing Activities:
  Proceeds from sales of investment
  securities                                   0                    0
  Proceeds from maturities of
  investment securities-HTM                26,613           1,097,132
  Proceeds of investment securities-AFS   116,803          (1,485,000)
  Purchase of investment sec-HTM       (2,991,772)
  Changes in loans                        844,744           (3,117,555)
  Purchase of premeises and equipment    (469,833)            (181,460)
                                      ___________          ___________
Net Cash Provided by (used in)
Investing Activities                   (4,130,412)           (3,686,883)

Cash Flows From Financing Activities:
 Changes in:
    Deposits                            2,840,097            4,355,055
    Federal Funds Purchased and
    securities sold under retail
    repurchase agreements               1,075,362              552,305
    Repayment of notes payable                 0                    0
    Other                                      0                    0
                                     ___________            __________
Net Cash Provided By (Used In)
Financing Activities                   3,915,459            4,907,340
                                     ___________            __________
Net increase (decrease) in cash
and cash equivalents                      59,167            1,290,002
Cash and cash equivalents at
beginning of period                   15,482,689            9,346,802
                                     ___________           __________
Cash and cash equivalents          $  15,541,856         $ 10,636,804
at end of period                    ============          ===========



See Accompanying Notes to Financial Statements

                        FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                             NOTES TO FINANCIAL STATEMENTS

                                     March 31, 1995


The consolidated balance sheet as of March 31, 1995, the related consolidated statements of income for the three month period and the statement of cash flows for the three month period ended March 31, 1995 and 1994 are unaudited.

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated statements include the accounts of First
Independence Corporation ( the "Corporation") and its wholly owned subsidiary, First Independence National Bank of Detroit ( the
"Bank").

In May, 1993 a jury verdict was entered against the Corporation and a non-operating subsidiary of the Bank in the amount of $320,000, which was further discussed in the year end 1994 10-KSB report to the Securities and Exchange .

All siginificant intercompany balances and transactions have been eliminated in consolidation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Liquidity

Deposits at March 31, 1995 totaled $76,526,000  compared to
$73,686,000 at December 31, 1994. At March 31, 1995 Federal Funds
Sold were $10,300,000 compared to $11,050,000 at March 31, 1994.

In the first quarter of 1995 average deposits recorded a modest increase over the comparable 1994 quarter. This trend is expected to continue throughout 1995, however, should a decline occur, scheduled investment maturities are available to fund deposit withdrawls. At March 31, 1995, the Bank had $2,000,000 in investments maturing within three months.

Capital Resources

At March 31, 1995, the capital to assets ratio of the Bank was 7.20% and in compliance with the Comptroller of Currency requirement of 5.50%, at December 31, 1994 the ratio was 6.21%.
The board and management of the Corporation continue to strengthen the position of the bank as relates to all aspects of the Comptroller's agreement.

The Corporation was successful in raising additional capital by the issuance of preferred stock in the amount of $1,500,000.
The Corporation transferred $1,350,000 to the Bank and issued stock to pay the interest that was in arrears on the Senior Notes. This action by the board of directors complied with other aspects of the Comptroller's agreement.

Results of Operations

Earnings summary

Three months ended March 31, 1995 and 1994

The Company experienced a consolidated net gain for the three month period ended March 31, 1995 of $146,806 a increase of $226,374 from the comparable period in 1994. Net interest income increased
$286,414 from the comparable period of 1994 this was due to the realignment of the loan portfolio in the latter part of 1994 and early 1995. Average earning assets did not increase but were better utilized towards profitability. Management has continued a program of planned growth through increased commercial and real estate lending with the addition of high quality commercial loans and secured real estate mortgage loans.

Management and the Board of Directors of the Bank have emphasized working out problem loans and tightening lending standards to improve the quality of the loan portfolio. They also have applied stringent standards to the loan portfolio in order to position the Bank for growth and increased income in subsequent periods. The provision for loan losses for the three month period is $59,000 lower than the $90,000 provision in 1994 as a result of management directive to correct various deficiencies in the lending area.

Other operating income in the 1995 period decreased $18,826 compared to the 1994 period. Service charges on demand deposits decreased
$16,723 compared to the same period in 1994 primarily due to a decrease in NSF and overdraft fees.

Other operating expenses increased by $120,494. The major areas of increases were in salaries and benefits which were increased $29,922 over the same period in 1994. These increases were attributable to normal salary increases and need to improve the quality of management within the bank. Professional fees were reduced by $17,000 and occupancy expense was reduced by $22,104. Other expenses in 1995 were $128,922 higher than the prior period in 1994 due to the writedown of other assets. The Corporation reviews all expense categories on an ongoing basis and makes reductions where possible without placing undue restraints on achieving desired levels of quality performance.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        Referance is made to the information reported under legal proceedings in Form 10-KSB for year ended December 31, 1994.

ITEM 2. Changes in securities - none

ITEM 3. Defaults upon senior securities

        Referance is made to the above section on  Capital and Resources.

ITEM 4. Submission of matters to vote of security holders

        There were no matters to a vote of the security holders
        during the quarter ended March 31, 1995        .

ITEM 5. Other information - none

ITEM 6. Exhibits and reports on Form 8-K

        (a) Financial Data Schedule

        (b) Reports on Form 8-K

            None

           FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                           SIGNATURES


          Pursuant to the requirement of the Securities Exchange

Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.




                FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                                   Registrant


March 14, 1995                     Richard W. Shealey
Date                               Richard W. Shealey
                                   Chief Executive Officer


March 14, 1995                     Rose Ann Lacey
Date                               Rose Ann Lacey
                                   Chief Financial Officer

March 14, 1995                     Paul F. Miller
Date                               Paul F. MIller
                                   Chief Accounting Officer