Form 10QSB
period 1995-06-30
FIRST INDEPENDENCE CORP
filed 1995-08-16
CIK 745140

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            FORM 10-QSB


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended        June 30, 1995

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

Registrant's telephone number, including area code:
(313) 256-8448

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

     Common Stock, $1 Par Value - 336,760 shares as of
June 30, 1995.


                 PART I. - FINANCIAL INFORMATION

            First Independence Corporation and Subsidiary

                    CONSOLIDATED BALANCE SHEET





                                        June 30           December 31
                                          1995                1994
                                     __________________  _________________

Assets

Cash and due from banks            $   4,737,684            $ 4,432,689
Federal funds sold                    11,750,000             11,050,000
Investment securities (market value   32,302,166             28,268,841
of approximately $29,998,000 in
1995 and $19,742,398 in 1994)

Loans

Commercial                             7,583,489             16,167,440
Real estate mortgages                 23,009,628             12,690,095
Consumer                               9,118,771              8,224,820
                                      -----------            ----------
                                      39,711,888             37,082,355
Allowance for loan losses               (931,711)              (804,829)
                                      -----------            ----------
        Net Loans                     38,780,177             36,277,516

Premises and equipment, net            3,518,974              2,765,855
Accrued interest receivable and
other assets                           1,179,709              1,139,025
                                      ----------              ----------
       Total Assets                 $ 92,268,710           $ 83,933,926
                                    =============          =============

Liabilities and shareholders' equity

Liabilities:
Deposits:
  Noninteresting-bearing             28,886,569             26,931,688
  Interest-bearing                   49,892,264             46,755,213
                                     ----------             ----------
                                     78,778,833             73,686,901

Federal funds Purchased and
securities sold under repurchase
agreements                            7,435,575              4,823,624
Accrued expenses and other
liabilities                             826,585                943,568
Notes Payable                           900,000                900,000
                                     ----------             ----------
         Total Liabliities           87,940,993             80,354,093

Shareholders' Equity:
Preferred Stock                       2,658,908              2,220,000
Common stock, $1 par value:500,000
shares authorized: 336,700 shares
issued and outstanding                  336,760                336,760
Surplus                               2,369,784              2,369,782
Unrealized holding gains(losses)
on investment securities available
for sale                                 11,524               (279,332)
Accumulated deficit                  (1,049,259)            (1,067,377)
                                    -----------             -----------
        Total Shareholders' Equity    4,327,717              3,579,833
                                    -----------             -----------
Total Liabilities and              $ 92,268,710           $ 83,933,926
Shareholders' Equity                ===========            ============



See Accompanying Notes to Financial Statements

                           FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                            Consolidated Statement Of Income  (unaudited)

                                           Three Months Ending                Six Months Ending

                                       JUNE 1995          JUNE 1994             June 30,1995         June 30,1994
                                     ______________     ______________          _____________        _____________

Interest Income:
Interest and fees on loans            $  946,092         $  836,309             $1,930,884           $ 1,614,297
Interest bearing time deposits                               10,816                                       10,816
Interest on Investment Securities:
  Taxable                                390,009            305,813                275,814               627,297
  Tax-exempt                               3,967                404                  8,654                 2,777
Interest on federal funds sold and
securities purchased under
agreements to resell                     189,964             85,850                854,162               164,920
                                      ----------          ---------             ____________           ____________
     Total Interest Income             1,530,032          1,239,192              3,069,514             2,419,957

Interest Expense:
Interest On deposits                     362,886            297,533                694,022               595,601
Interest on borrowed funds                91,227             44,558                174,548                93,097
                                      ----------          ---------             ____________          _____________
     Total Interest Expense              454,113            346,091                868,570               688,698
                                      ----------          ---------             ____________          _____________
     Net Interest Income               1,076,372            893,101              2,200,944             1,731,259

Provision For Loan Losses                 45,000             90,000                 76,000               180,000
                                      ----------          ---------             ____________          _____________
     Net Interest Income after
     Provision for Loan Losses         1,031,372            803,101              2,124,944             1,551,259

Other Operating Income:
Service charges on deposit accounts      200,457            233,836                404,804               454,834
Securities gains, net                          0             11,681                      0                11,681
Other                                    282,853            136,249                542,401               191,421
                                      ----------          ---------             ____________          _____________
     Total Other Operating Income        483,310            381,766                947,205               657,936

Other Operating Expenses:
Salaries and benefits                    708,728            546,610              1,364,455              1,025,277
Net occupancy expense                    211,915             97,264                 376,407                219,360
Premmises and equipment                  169,600            113,415                253,411                219,936
Other expenses                           351,305            404,515                860,936                807,127
                                      ----------          ---------             ____________          _____________
     Total Operating Expenses          1,441,548          1,161,804              2,855,209              2,268,700
                                      ----------          ---------             ____________          _____________
Income before federal income tax          73,134             23,063                216,940                      (59,505)
     Federal Income Taxes                      0                  0                      0                     0
                                      ----------          ----------            ____________          _____________
            Net Income               $    73,134        $    23,063                216,940               (59,505)
                                      ==========          ==========            ============          =============
Income (loss) per share of common          .22                .08                     .62                   .08
500,000 shares authorized
336,760 shares outstanding


                        FIRST INDEPENDENCE NATIONAL BANK OF DETROIT

                               STATEMENTS OF CASH FLOWS

                FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994


(Amounts in thousands)

                                        1995               1994

Cash Flow From Operating Activities:
Net Income(Loss)                      $ 216,940            $ (82,568)
                                      __________            __________


Adjustments To Reconcile Net
 Income to Net Cash Provided by
 Operating Activities:
   Depreciation And amortization         156,374               73,800
   Amortization of premiums and
   accreation of discounts                34,263               36,257
   Provision for loan losses              76,000               90,000
   Securities gains net                        0                    0
   Changes In:
   Deferred Income Tax                         0                    0
    Accrued interest receivable and
    other assets                         (40,684)             (16,023)
    Accrued expenses and other
    liabilities                         (116,983)             (31,921)
                                       __________           __________
     Net Cash Provided by Operating
     activities                          325,910               69,545

Cash Flows from Investing Activities:
  Invwatments:
  Maturities HTM                       4,075,134                   0
  Maturities AFS                         121,268
  Purchases HTM                       (6,002,478)          1,097,132
  Purchase of investment AFS          (2,000,000)         (1,485,000)
  Changes in loans                    (2,578,661)         (3,117,555)
  Purchase of premeises and equipment   (909,493)           (181,460)
                                      ___________          ___________
Net Cash Provided by (used in)
Investing Activities                  (7,294,230)           (3,686,883)

Cash Flows From Financng Activities:
 Changes in:
    Deposits                           4,075,134            4,355,055
    Federal Funds Purchased and
    securities sold under retail
    repurchase agreements              2,611,951              552,305
    Issuance of Stock                    269,408                    0
    Other                                      0                    0
                                     ___________            __________
Net Cash Provided By (Used In)
Financing Activities                   7,973,291            4,907,340
                                     ___________            __________
Net increase (decrease) in cash
and cash equivalents                   1,004,971            1,290,002
Cash and cash equivalents at
beginning of period                   15,482,689            9,346,802
                                     ___________           __________
Cash and cash equivalents          $  16,487,660         $ 10,636,804
at end of period                    ============          ===========



See Accompanying Notes to Financial Statements

                        FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                             NOTES TO FINANCIAL STATEMENTS

                                     June 30, 1995


The consolidated balance sheet as of June 30, 1995, the related consolidated statements of income for the three month period and the statement of cash flows for the six month period ended June
30, 1995 and 1994 are unaudited.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Liquidity

Deposits at June 30, 1995 totaled $78,778,833  compared to
$73,686,000 at December 31, 1994. At June 30, 1995 Federal Funds
Sold were $11,750,000 compared to $11,300,000 at December 31, 1994.

In the second quarter of 1995 average deposits recorded a modest increase over the comparable 1994 quarter. This trend is expected to continue throughout 1995, however, should a decline occur, scheduled investment maturities are available to fund deposit withdrawls. At June 30, 1995, the Bank had $2,000,000 in investments maturing within three months.

Capital Resources

At June 30, 1995, the capital to assets ratio of the Bank was 7.20% and in compliance with the Comptroller of Currency requirement of 5.50%, at December 31, 1994 the ratio was 6.21%.
The Corporation issued a total of 438.758 shares of Class C Preferred Stock, Series 1994-1 as payment for $269,408 of interest on Senior Notes which had been in arrears and $169,500 of cummulative preferred dividends which were in arrears on the Class A and Class B Stock.
As previously reported, the holders of the Senior Notes and the Class
A and Class B Preferred Stock had agreed to accept the Series 1994-1 Preferred Stock in lieu of cash for the interest and dividends which had been accrued and not paid. The issuance of these shares eliminates the deliguency in payment of interst and dividends with respect to the Senior Notes and the Class A and Class C Preferred Stock.

Capital Investments

During the first half of 1995 the Corporation has invested approximately $750,000 in a new computer system, digital imaging system , update and upgrade additional workstation and modernization of Main Office to accomodate a Bank Operations Center which were located in leased premises.

The leased premises have been sublet for the remaining 2 years of the lease term. The move and subleting should reduce operating cost by $25,000 per year.
The new computer system will greatly increase banks efficiency and product development.

Results of Operations

Earnings summary

Three months ended June 30, 1995 and 1994

The Company experienced a consolidated net gain for the three month period ended June 30, 1995 of $73,134 compared to $23,023 in the comparable period in 1994. Net interest income increased
$290,804 from the comparable period of 1994, This was primarily a result of average earning assets increasing by $ 9,480,000 of higher quality assets.

Management and the Board of Directors of the Bank have emphasized working out problem loans and tightening lending standards to improve the quality of the loan portfolio. They also have applied stringent standards to the loan portfolio in order to position the Bank for growth and increased income in subsequent periods. The provision for loan losses for the three month period is $45,000 lower than the $90,000 provision in 1994 as a result of management's belief that the reserve for loan losses is adequately funded and the quality of the loans being added to the portfolio are higher than in prior periods. The Loan documentation and review processes also have been strenghtened.

Other operating income in the 1995 period increased $101,544 compared to the 1994 period.

Other operating expenses increased by $279,000. The major areas of increases were in salaries and benefits which were increased $162,000 over the same period in 1994. These increases were attributable to normal salary increases and need to improve the quality of management within the bank. The premises and equipment rose $56,000 . These increases represent management's and the board of directors' goals of bringing the bank up to date with new data processing and individual work station capabilities to better service our customers needs and allow for future expansion when the need arises.
The bank has within the last quarter consolidated its operations and accounting departments by moving them into the main office and subleasing the quarters they were in in order to defray any additional expenses. It's anticipate that the consolidation will reduce overall expenses and maximize customer service.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

        Reference is made to the information reported under legal proceedings in Form 10-KSB for year ended December 31, 1994.

ITEM 2. Changes in securities - none

ITEM 3. Defaults upon senior securities

        Referance is made to the above section on  Capital and Resources.

ITEM 4. Submission of matters to vote of security holders

        Pursuant to the Poxy statement dated April 18,1995 the May 23 ,1995 annual meeting of shareholders' was held .
        At the shareholders' meeting the following persons were elected by the votes shown below:
                                        For              Against
        Don Davis                    224,174              1,284
        Charles Morton               224,144              1,314
        Richard Shealey              224,174              1,284
        Dennis Silber                224,176              1,282
        Gerald Van Wyke              224,176              1,282
        Eloise Whitten               224,151              1,307

        In addition the shareholders' approved the 1995 Stock Option Plan for key employees and directors by a vote of 218,780 FOR; 1,853 AGAINST; 608 abstained.


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




                FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                                   Registrant


August 15, 1995                    Richard W. Shealey
Date                               Richard W. Shealey
                                   Chief Executive Officer


August 15, 1995                    Rose Ann Lacey
Date                               Rose Ann Lacey
                                   Chief Financial Officer

August 15, 1995                    Paul F. Miller
Date                               Paul F. MIller
                                   Chief Accounting Officer