Form 10QSB
period 1995-09-30
FIRST INDEPENDENCE CORP
filed 1995-11-21
CIK 745140

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 1O-QSB



(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

[ ] Transition report under Section 13 or 15 (d) of the
    Exchange Act

For the transition period from __________________________ to

______________________________

 Commission file number: 0-15777

                       FIRST INDEPENDENCE CORPORATION
                       ------------------------------
            (Exact Name of Small Business Issuer in Its Charter)

     Michigan                                     38-2583843
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation or Organization)                Identification No.)

                      44 Michigan, Detroit, Michigan 48226
                      ------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (313) 256-8200
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Exchange Act:
                                      NONE

Securities registered under Section 12 (g) of the Exchange Act:
                    Common stock, par value $1.00 per share

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [x] No [ ]

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                              PRECEDING FIVE YEARS


        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [ j

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        As of September 30, 1995: 336,760 shares outstanding

                         FIRST INDEPENDENCE CORPORATION

                                     INDEX

                                                                            PAGE
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet
   September 30, 1995 and December 31, 1994                                 4

Consolidated Statement of Income
   Three Months and Nine Months Ended
   September 30, 1995 and 1994                                              5

Consolidated Statement of Cash Flows
   Nine Months Ended September 30, 1995 and 1994                            6

Notes to Consolidated Financial Statements                                  7

Item 2. Management's Discussion and Analysis
   of Financial Condition and Results of Operations                    8 - 10

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 11

Item 2.  Changes in Securities                                             11

Item 3.  Defaults upon Senior Securities                                   11

Item 4.  Submission of Matters to a Vote of Security Holders               11

Item 5.  Other Information                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 13

                FIRST INDEPENDENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the nine months ended September 30, 1995 and 1994

                                                                                               1995          1994
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                               398,315   $    13,928
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                          260,249       221,601
       Amortization of premiums and accretion of discounts                                     32,516        21,495
       Provision for loan  losses                                                             151,000       270,000
       Securities gains,net                                                                         0       (11,681)
       Changes in:
               Accrued interest receivable and other assets                                  (288,282)       78,895
               Accrued expenses and other liabilities                                        (105,472)      140,065
                                                                                          -----------  ------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                                           448,326       734,303
                                                                                          -----------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sales of investment securities available for sale                              0     2,885,253
       Proceeds from maturities of investment securities available for sale                 3,159,352     1,798,305
       Proceeds from maturities of investment securities held to maturity                   3,326,800
       Purchases of investments securities available for sale                              (2,000,000)            0
       Purchases of investments securities  held to maturity                               (7,985,676)   (1,809,000)
       Purchase of interest bearing deposits                                                        0    (1,996,977)
       Proceeds  from sales  of interest bearing deposits                                           0     1,001,267
       Proceeds  from  maturities of interest bearing deposits                                      0     1,000,000
       Net changes in loans                                                                (6,292,217)   (6,650,797)
       Purchase of premises and equipment                                                  (1,034,384)     (418,566)
                                                                                          -----------  ------------

          NET CASH USED  IN INVESTING ACTIVITIES                                          (10,826,125)   (4,190,515)
                                                                                          -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Changes in:
              Deposits                                                                     11,280,829     6,862,801
              Securities sold under repurchase agreements                                      86,482       132,102
         Proceeds from issuance of preferred stock                                            269,408             0
                                                                                          -----------  ------------
           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             11,636,719     6,994,903
                                                                                          -----------  ------------

Net  increase (decrease) in cash and cash equivalents                                       1,258,920     3,538,691

Cash and cash equivalents, beginning of year                                               15,482,689     9,346,802
                                                                                          -----------  ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   16,741,609  $ 12,885,493
                                                                                          ===========  ============


                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                   September 30   December 31
ASSETS                                                  1995             1994
Cash and due from banks                             $  6,021,609   $  4,432,689
Federal funds sold                                    10,720,000     11,050,000
Investment securities (market value                   32,009,849     28,268,841
      of approximately  $31,754,959  in
      1995 AND $27,728,841 in 1994)


Loans:

   Commercial                                          8,349,703      7,556,262
   Real estate mortgages                              24,781,312     21,301,273
   Consumer                                           10,309,030      8,224,820
                                                    ------------   ------------

                                                      43,440,045     37,082,355
   Allowance for loan losses                          (1,021,312)      (804,839)
                                                    ------------   ------------


                 Net loans                            42,418,733     36,277,516


Premises and Equipment, net                            3,539,990      2,765,855
Accrued interest receivable and                        1,427,307      1,139,025
        other assets
                                                    ------------   ------------


                  TOTAL ASSETS                      $ 96,137,488   $ 83,933,926
                                                    ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
    Noninterest - bearing                           $ 31,215,157   $ 26,931,688
    Interest -  bearing                               53,752,573     46,755,213
                                                    ------------   ------------

                 TOTAL DEPOSITS                       84,967,730     73,686,901

Federal funds purchased and securities
      sold under retail repurchase
      agreements                                       4,910,106      4,823,624
Accrued expenses and other liabilities                   838,098        943,568
Notes payable                                            900,000        900,000
                                                    ------------   ------------

                 TOTAL LIABILITIES                    91,615,934     80,354,093
                                                    ------------   ------------

Shareholders'  equity:
      Preferred stock                                  2,658,908      2,220,000
      Common  stock, $1 par value: 500,000
           shares authorized; 336,760 shares
           issued and outstanding                        336,760        336,760
      Surplus                                          2,369,782      2,369,782
       Unrealized holding gains (losses) on
           investment securities available for sale       (5,336)      (279,332)
        Accumulated deficit                             (838,560)    (1,067,377)
                                                    ------------   ------------

                  TOTAL  SHAREHOLDERS'  EQUITY         4,521,554      3,579,833
                                                    ------------   ------------

         TOTAL  LIABILITIES AND SHAREHOLDER'S
             EQUITY                                 $ 96,137,488   $ 83,933,926
                                                    ============   ============

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)

                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                September    September    September   September
                                                  1995         1994         1995        1994
INTEREST INCOME:
Interest and fees on loans                      $1,078,094   $    915,545   $ 3,008,978   $ 2,529,692
Interest on Investment Securities:
   Taxable                                         474,488        269,248     1,328,650       896,545
   Tax-exempt                                          225          5,235         8,879         8,012
Interest on federal funds sold                     109,865         77,091       385,679       242,011
Interest on deposits with banks                          0         16,706             0        27,522
                                                ----------   ------------   -----------   -----------

      TOTAL INTEREST INCOME                      1,662,672      1,283,825     4,732,186     3,703,782

INTEREST EXPENSE:
    Interest on deposits                           385,283        304,135     1,079,305       899,736
    Interest on borrowed funds                      93,376         54,555       267,924       147,652
                                                ----------   ------------   -----------   -----------

       TOTAL INTEREST EXPENSE                      478,659        358,690     1,347,229     1,047,388
                                                ----------   ------------   -----------   -----------

       NET INTEREST INCOME                       1,184,013        925,135     3,384,957     2,656,394

PROVISION FOR LOAN LOSSES                           75,000         90,000       151,000       270,000
                                                ----------   ------------   -----------   -----------

       NET INTEREST INCOME AFTER                 1,109,013        835,135     3,233,957     2,386,394
       PROVISION FOR LOAN LOSSES


OTHER OPERATING INCOME:
    Service charges on deposit accounts            214,186        233,808       618,990       688,642
     Securities gains,net                                0              0             0        11,681
     Other                                         256,616        239,382       799,017       430,803
                                                ----------   ------------   -----------   -----------

         TOTAL OTHER OPERATING INCOME              470,802        473,190     1,418,007     1,131,126

OTHER OPERATING EXPENSES
    Salaries and benefits                          718,792        607,638     2,083,247     1,632,915
     Net occupancy expenses                        135,100         91,808       355,133       311,168
     Premises and equipment expenses               108,005        119,412       361,416       336,348
     Other expenses                                436,543        416,034     1,453,853     1,223,161
                                                ----------   ------------   -----------   -----------

    TOTAL OTHER OPERATING EXPENSES               1,398,440      1,234,892     4,253,649     3,503,592

    INCOME  BEFORE FEDERAL INCOME TAXES            181,375         73,433       398,315        13,928

Federal income tax                                       0              0             0             0
                                                ----------   ------------  ------------  ------------
           NET INCOME                           $  181,375   $     73,433  $    398,315   $    13,928
                                                ==========   ============  ============   ===========

Income (loss) per share of common stock:
(net income less preferred dividends of
$ 93,150  in 1995 and $32,400 in 1994
divided by 336,760 average shares of
common stock outstanding in each per            $      .45   $        .19  $        .91  $      (.05)
presented)                                      ============ ============  ============  ============

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated balance sheet as of September 30, 1995, the related consolidated statements of income for the three and nine month periods and the statement of cash flows for the nine month period ended September 30, 1995 and 1994 are unaudited.

In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

The consolidated statements include the accounts of First Independence Corporation (the "Corporation") and its wholly owned subsidiary, First Independence National Bank of Detroit (the ("Bank").

All significant intercompany balances and transactions have been eliminated in consolidation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

Liquidity

Deposits at September 30, 1995 increased 15.3% to $84,967,730 compared to the $73,686,901 at December 31, 1994. This increase is attributable in part (approximately $5.5 million) to higher public deposits, which can fluctuate significantly day to day. The remainder of the increase is a result of approximately $1.5 million higher demand deposits and approximately $4 million of interest-bearing deposits. The increased deposits were invested principally in short-term investments and loans.

The Corporation continues to maintain a high liquidity ratio, generally of more than 35%, which management believes significantly exceeds the funding requirements for new loans and deposit withdrawals.

Capital Resources

At September 30, 1995, the equity capital to assets ratio of the Bank was 6.4% compared to 6.21% at December 31, 1994. The increase in this ratio is the effect of an increase in profits of $398,315 since December 31, 1994 offset by an increase in assets of $11.3 million. The equity capital ratio is well above the 5.50% required by an Agreement the Bank has with the office of the Comptroller of the Currency (the "Comptroller"), the Bank's regulator. (See
Part II. OTHER INFORMATION - Item 3, "Defaults upon senior securities").

Results of Operations

Earnings summary.

Nine months ended September 30, 1995 and 1994

Consolidated net income for the nine month period ended September 30, 1995 was $398,315 compared to net income of $13,928 in the comparable period in 1994. Net interest income increased $728,563 over the 1994 period due, in part, to a 44 basis point increase in the net interest margin. The higher net interest margin results principally from more assets allocated to higher yielding loans instead of Fed Funds sold. The higher net interest income also is due to $10.6 million higher average earning assets in 1995 compared to 1994. Additionally, fee income from the mortgage brokerage operation was significantly higher in the 1995 period compared to the 1994 period.

Year-to-date average total loans has increased approximately $2,275,000 over the comparable period in 1994. Management has continued a program of increased commercial, home improvement, and real estate lending.

The provision for loan losses of $151,000 for the nine month period is $119,000 lower than the $270,000 provision in 1994. This is due to the fact that the Bank realized net recoveries of charged off loans of $65,000 in the 1995 period compared to $117,000 of net chargeoffs in the comparable 1994 period.

Total Other Operating Income in the 1995 period increased $286,881 compared to the 1994 period due primarily to increased mortgage brokerage activity. Service charges on demand deposits decreased $69,652 compared to the same period in 1994 due to larger account balances which are not charged service fees. Other income increased $368,214 over the 1994 period as a result of higher fee income generated by the mortgage brokerage activity.

The Corporation increased Other Operating Expenses by $750,057 compared to the first nine months of 1994. Salaries and benefits increased about $450,300 compared to the 1994 period as a result of the addition of new loan department personnel and the increased commissions (due to higher volume) in the mortgage brokerage area. In addition, net occupancy expense was up almost $44,000 for the 1995 period due to the addition of space for the mortgage brokerage activity and the costs associated with moving operations and accounting from leased quarters into the main office. Depreciation increased due to the purchase of a new computer system and various leasehold improvements in the main office. The costs of converting to the new computer system, such as overtime, temporary help and training, also contributed to increased operating expenses in the third quarter of 1995. Errors and losses were higher in 1995 than 1994 by about $25,000 due primarily to three robberies.

Professional fees were $20,000 lower and OREO expense was $80,000 higher than the comparable 1994 period.

Three months ended September 30, 1995 and 1994

Consolidated net income for the three month period ended September 30, 1995 was $181,375, compared to $73,433 in the comparable 1994 period. Net interest income increased $273,000 in 1995 compared to the same period in 1994. This increase was due to a slightly higher net interest margin of 19 basis points (5.80%) for the third quarter of 1995 compared to 5.61% in the comparable period of 1994. Average earning assets increased $14.5 million in the third quarter of 1995 compared to the same period in 1994. Management continues to realign the asset mix of the Bank toward a higher percentage of assets in loans to improve the earnings performance and the quality of the portfolios.

Total loan levels increased to $43,440,045 at September 30, 1995 with year-to-date average loans $2.0 million higher than in the corresponding period in 1994. The provision for loan losses for the third quarter periods ended September 30, 1995 and 1994 was $75,000 and $90,000 respectively. Chargeoffs and recoveries for the third quarter of 1995 resulted in a net recovery of $14,601 compared to a net recovery of $920 in the third quarter of 1994.

Total Other Operating Income in the 1995 third quarter decreased $2,388 compared to the third quarter of 1994. Service charges on deposit accounts for the 1995 quarter were down $19,622 from the 1994 level. Other income increased $17,234 over the 1994 period primarily as a result of increases in the fee income generated by the mortgage brokerage department.

Salaries and benefits in 1995 increased $111,154 over the third quarter of 1994. This increase was a result of the previously mentioned addition of loan department personnel and commissions paid related to the higher level of mortgage brokerage activity. Other operating expenses in the 1995 third quarter showed a 10.9% increase of $20,500 to $436,543 over the comparable 1994 period. This increase was principally due to the costs associated with the data processing system conversion.

PART II.  OTHER INFORMATION

ITEM 1. Legal proceedings

     Reference is made to the information reported under Item 5 of Form
     10-KSB for the year ended December 31, 1994 and Item 1 of Form 10-QSB for the quarters ended March 31, 1995 and June 30, 1995.

ITEM 2. Changes in securities - none.

ITEM 3. Defaults upon senior securities:

     The Corporation has $900,000 of senior notes outstanding, due in 2002.
     The senior notes require semiannual interest payments. The Corporation did not make these payments during 1991 through 1995. Management has obtained written waivers of such payment defaults from the holders of all of the notes through December 31, 1995.

     Accumulated preferred dividends for 1991 through September 30, 1995 were not paid on the $720,000 of Class A and Class B preferred stock outstanding of the Corporation. . Management has obtained written waivers of such payment defaults until December 31, 1995 from the holders of all of the Class A and Class B preferred stock.

     The Corporation has agreed with all holders of the senior notes and of the Class A and B preferred stock to issue up to 588 shares ($1,000 face value each) of Class C preferred stock, series 1994-1 as payment for the accrued and unpaid interest on the senior notes and cumulative dividends since 1990 on the Class A and B preferred stock through December 31, 1995. See the Proxy Statement dated September 8, 1994, for a description of the Class C preferred stock, series 1994-1.

     During the third quarter, 1995, the holders of all $900,000 of the Senior Notes and all $720,000 of the Class A and Class B Preferred Stock completed an agreement with the Corporation to reduce the interest rate on the Senior Notes from 9% per year to 6%, and to reduce the dividend rate on the Class A and Class B Preferred Stock from 6% per year to 4.75%. The agreements are effective retroactively at January 1, 1994.

ITEM 4. Submission of matters to a vote of security holders

ITEM 5. Other information - none.

ITEM 6. Exhibits and reports on Form 8-K.

     Exhibit 1. Form of agreements with noteholders and Class A and Class B preferred stockholders to reduce interest rates and dividends.

     There were no reports filed on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    FIRST INDEPENDENCE CORPORATION
                                    (Registrant)


                                    /s/ Richard Shealey
Date:  November 20, 1995            ---------------------------------
                                    Richard Shealey
                                    President and Chief
                                    Executive Officer


                                    /s/ Rose Ann Lacy
Date:  November 20, 1995            ---------------------------------
                                    Rose Ann Lacy
                                    Senior Vice President and
                                    Chief Financial Officer (and
                                    Interim Controller)

                                EXHIBIT INDEX

EXHIBIT
 NUMBER                         DESCRIPTION
-------                         -----------

   1 Form of agreements with noteholders and Class A and Class B preferred stockholders to reduce interest rates and dividends.

  27            FINANCIAL DATA SCHEDULE