Form 10KSB
period 1995-12-31
FIRST INDEPENDENCE CORP
filed 1996-06-28
CIK 745140

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

     (MARK ONE)

     [x] Annual report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

     For the fiscal year ended December 31, 1995

     [ ] Transition report under Section 13 or 15(d) of the
         Securities Exchange Act of 1934

     For the transition period from ___________ to ____________

     Commission file number:  0-15777

                         FIRST INDEPENDENCE CORPORATION
                    ---------------------------------------
                    (Name of Small Business Issuer charter)

               Michigan                              38-2583843
     -------------------------------              -------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification No.)

                 44 Michigan Avenue, Detroit, Michigan 48226
              --------------------------------------------------
              (Address of principal executive offices)(Zip Code)

                                 (313)256-8400
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:
                    Common stock, par value $1.00 per share

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  (x)    No  ( )

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.

     Total revenues for the year ended December 31, 1995 were $8,348,677.

     State the aggregated market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     The aggregate market value of voting stock held by non-affiliates at December 31, 1995 was $599,753 based on appraised value of shares determined as of December 31, 1995, by an independent appraiser for purposes of the Registrant's Employee Stock Ownership Plan. [See Item 5. "Market for the Registrant's Common Equity and Related Stockholder Matters."]

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of May 31, 1996.

     Common stock par value $1.00 per share, 336,760 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security-holders for fiscal year ended December 31, 1995):

                                      NONE

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

First Independence Corporation (the "Corporation") is a Michigan corporation organized in March, 1984. The Corporation was organized in order to engage in the acquisition, operation, and management of banks and banking related businesses and to engage in such other activities as are permitted and authorized to bank holding companies under the Bank Holding Company Act of 1956, as amended. On January 13, 1986, the Corporation consummated a reorganization and merger pursuant to which the Corporation became the parent bank holding company of First Independence National Bank of Detroit, Detroit, Michigan (the "Bank").

The Bank was organized in 1969 under the laws of the United States as a minority-owned, community-oriented national bank. The Bank's principal office is in the central business district of Detroit at 44 Michigan Avenue, Detroit, Michigan 48226. It also operates branches in Detroit at 12200 Livernois Avenue, 7020 West Seven Mile Road at Livernois Avenue, and in the Millender Center Office/Apartment Complex at 545 Brush Street.

The Bank provides banking services to individuals, businesses, local, state, and federal governmental units, and institutional customers. Its services include demand deposits, savings and time deposits, collections, cash management, night depositories, and consumer, commercial, and real estate loans.

Consumer loans are made to individuals for a variety of personal purposes such as home improvements, home equity lines of credit, car and boat purchases, student loans, and credit cards. The Bank usually obtains collateral for these loans but sometimes makes such loans on an unsecured basis. Character of the borrower, credit history, amount of total indebtedness compared to total income, nature and value of collateral and ratio of loan amount to collateral value all are factors taken into account in making such loans. In connection with home improvement loans and home equity loans, the Bank frequently lends on the security of second mortgages. Such loans normally do not exceed 80% of the value of real estate collateral. The aggregate of first and second mortgages must meet this collateral value requirement. Customers' credit ratings must justify second mortgage loans.

Commercial loans are made to businesses and to individuals for business purposes. They include a wide variety of financing transactions such as working capital lines of credit, receivable financing, commercial real estate loans, equipment loans and equipment leasing transactions. The history and strength of the borrower, type of business, cash flow compared to debt service requirements, type and nature of collateral, collateral values, credit history, and ratios of loan amounts to collateral value are among the principal considerations in making these loans. These loans do not usually exceed 80% of the value of the collateral and cash flow available for debt service must be at least 1.25 times the debt service requirement.

Real estate loans are made to finance the purchase or construction of residential real estate and commercial real estate. In the case of single family residential real estate (usually considered 1-4 units), the cash flow and credit history of the borrower and value of the real estate are among the principal factors in evaluating loans. Normally, the Bank will lend up to 80% of the appraised value of residential real estate used as a residence of the borrower. The Bank also will lend up to 80% of the appraised value of commercial real estate which includes apartment buildings of more than four units, retail structures, warehouse and factory buildings and office structures. Cash flow from the building, borrower's credit history, value of the collateral and ratio of the loan to value as well as the ratio of the debt service requirements to the cash flow of the property are all factors considered in making these loans.

The Bank offers a credit card program affiliated with the Master Charge Inter-Bank charge card system. It maintains a correspondent relationship with several major banks in the Detroit area in order to provide for the clearance of checks, the transfer of funds, the periodic sale and purchase of federal funds, and participation in large loans which would be beyond the Bank's legal lending limit if made by the Bank alone.

In 1994 the Bank opened a mortgage brokerage office in Southfield, Michigan. The Bank originates residential mortgages in that office primarily for resale in the secondary market. The Bank's income in this activity is generated from commitment fees or "points" charged to the borrower and from discounts realized when loans are sold to secondary market investors for lower yields than that which would be realized from the mortgage. The difference is a profit for the Bank. The Bank pays the originators' commissions from the points charged to the borrowers and from the profits realized upon sale of the mortgage. It is the Bank's policy to commit to a loan to a borrower only if the secondary market investor has committed to the Bank to purchase the loan when made.

SUPERVISION AND REGULATION

Various federal laws and regulations affect the businesses of the Corporation and the Bank. These laws and regulations are administered with respect to the Corporation and the Bank by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Office of the Comptroller of the Currency (the "Comptroller"), respectively. In 1991, in the exercise of their supervisory and regulatory authority over the Corporation and the Bank, the Federal Reserve Board and the Comptroller required the Corporation's and the Bank's Board of Directors to adopt a resolution and enter into a formal agreement requiring the Board to manage and improve certain operations, comply with certain laws and regulations, to conserve and increase capital of the Corporation and the Bank, and to manage and improve loan quality. These matters are further described below at pages 4-7 and under "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Dividends" at page 32.

The following is a summary of certain statutes and regulations affecting the Corporation and the Bank. This summary is qualified in its entirety by such statutes and regulations.

The Corporation is a bank holding company under the Bank Holding Company Act of 1956, and as such, it is subject to supervision, regulation and periodic examination by the Federal Reserve Board. As a bank holding company, the Corporation is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of the Bank.

The Bank Holding Company Act requires the Corporation to obtain the prior approval of the Federal Reserve Board before acquiring substantially all the assets of any bank or bank holding company or ownership or control of any voting shares of any bank or bank holding company, if, after such acquisition, it would own or control, directly or indirectly, more than 5 percent of the voting shares of such bank or bank holding company. The Bank Holding Company Act also requires the Corporation to obtain the prior approval of the Federal Reserve Board before engaging in or acquiring more than 5 percent of the voting shares of any company engaged in non-banking activities.

As a bank holding company, the Corporation is also prohibited from acquiring shares of any bank located outside the state of Michigan unless such an acquisition is specifically authorized by statute of the state of the bank whose shares are to be acquired. Under a Michigan statute applicable to the Corporation, it may acquire a bank located in any state in the United States if the laws of the other state permit ownership of banks located in that state by a Michigan-based bank holding company. Under the same Michigan statute, the Corporation or the Bank may be acquired by a bank holding company located in any state in the United States subject to approval of the Financial Institutions Bureau of the State of Michigan and the existence of a reciprocal law in such other state.

The Bank is a national banking association under the National Bank Act, and as such, it is subject to supervision, regulation and periodic examination by the Comptroller. It is required to file with the Comptroller periodic reports regarding its business operations.

Like all national banks, the Bank is a member of the Federal Reserve System and is therefore subject to applicable provisions of the Federal Reserve Act and regulations of the Federal Reserve Board promulgated thereunder. Deposits of the Bank are insured to the extent provided by law by the Bank Insurance Fund administered by the Federal Deposit Insurance Corporation ("FDIC"). Thus, the FDIC also has certain regulatory authority over the Bank.

The National Bank Act, Federal Reserve Act, other federal (and in some instances, state) laws and regulations govern, among other things, the scope of the Bank's business, the investments the Bank may make, the amount of loans the Bank may make and the interest it may charge on loans, transactions between the Bank and the Corporation and the Bank's and Corporation's directors and executive officers and other affiliates of the Bank, reserves the Bank must maintain against deposits, and the Bank's activities with respect to business combinations and branching. Federal regulations also require the Corporation and the Bank to fulfill certain minimum capital requirements and restrict dividends payable to the Corporation by the Bank. In addition, the 1991 formal agreement between the Bank and the Comptroller ("Comptroller Agreement") specifically requires the Bank to increase capital, make no declaration or payment of dividends without prior approval of the Comptroller, and requires certain other management and board actions to be taken. These requirements are discussed below in this section at page 6 and in "Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Capital Resources and Dividends" at page 32.

The FDIC Improvement Act of 1991 (the "FDIC Improvement Act") establishes deposit insurance premiums, regulatory compliance costs, and emphasizes capital maintenance. The FDIC Improvement Act covers such matters as the following:
(1) bank regulators, including the Comptroller and the Federal Reserve Board, are required to take prompt corrective action with respect to deterioration in the capital of an institution; (2) regulators are required to intervene early and undertake expedited resolution of troubled financial institutions; (3) the FDIC is required to establish a system of risk-based deposit insurance with premiums for an institution based on the probability that the Bank Insurance Fund ("BIF") will incur a loss related to such institution, the likely amount of the loss and the reserve needs of the BIF.

Under the FDIC Improvement Act regulations, five capital categories are established to define the relevant capital levels. The following table summarizes the risk-based capital levels for each category and the Bank's capital ratios in each category shown:


                          TOTAL                 TIER 1               TIER 1          UNDER A
                        RISK-BASED            RISK-BASED            LEVERAGE     CAPITAL ORDER OR
CAPITAL CATEGORY         RATIO (B)             RATIO (B)             RATIO        DIRECTIVE (A)
- ----------------------  ----------            ----------            --------    ------------------
Well Capitalized        >= 10.0%               >= 6.0%                >= 5.0%          NO
Adequately Capitalized  >=  8.0%               >= 4.0%                >= 4.0%
Undercapitalized         <  8.0%               <  4.0%                <  4.0%
Significantly Under-     <  6.0%               <  3.0%                <  3.0%
      Capitalized

Critically Undercapitalized:  tangible equity <= 2.0%.


Bank's ratios at
December 31, 1995         11.80%                10.54%                  5.43%

_______________________________________________________
Note A: Regardless of a bank's capital level, no bank is considered "well capitalized" if it is subject to a cease and desist order, formal agreement, capital directive or any other directives that require the bank to achieve or maintain a higher level of capital.

Note B: The Risk Based Capital Ratios exclude the effect on the Bank's capital of unrecognized gains and losses on securities held for sale pursuant to Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The table shows that the Bank's risk-based capital ratios fall within the range of well-capitalized banks, but, due to the Bank being subject to the 1991 Comptroller Agreement, the Bank is considered "adequately capitalized."

The Community Reinvestment Act ("CRA") provides for bank reinvestment in the communities from which deposits are received. Under new regulations adopted in 1995, regulators evaluate actual performance of financial institutions in their community reinvestment activities rather than emphasizing plans, process and mere statistics. Commitment to community reinvestment is viewed by the Bank and regulatory agencies as an important part of banking. The Bank's CRA rating is "satisfactory" and the Bank is working to improve its record-keeping with respect CRA activities in order to increase its rating to outstanding. The Bank was organized to provide capital to minority businesses and households in the Detroit Area and, for over 25 years, it has been doing so. Over 60% of the Bank's loans are made to businesses and households in Wayne County. Many of its employees are residents in Detroit and are active in block clubs and community organizations. Each of the Bank's directors also is engaged as a board member in one or more Detroit-based community organizations. The Bank intends to build on its record of community service by increasing involvement of its employees and offices in community affairs and, as record keeping of its financing activities is improved, its CRA involvement will be increasingly evident.

The 1991 Comptroller Agreement between the Bank and the Comptroller (the "Comptroller Agreement") provides, among other things, that the Bank must: (1) appoint a compliance committee of the Board; (2) correct violations of law and administrative regulations and adopt procedures to prevent future violations;
(3) achieve and maintain a level of equity capital at least equal to 5.50 percent of adjusted total assets (this was achieved in October, 1994, and the Bank ended 1995 with an equity capital ratio of 5.49% at December 31, 1995) ;
(4) not declare or pay dividends without the prior written approval of the Comptroller; (5) maintain a level of liquidity which is sufficient to sustain the Bank's current operations and withstand any anticipated or extraordinary demands against its funding base; (6) maintain an adequate allowance for loan and lease losses; (7) develop a three year capital program to maintain adequate and at least minimum required regulatory capital levels; (8) develop and implement a plan to improve and sustain the earnings of the Bank; (9) revise the Bank's loan policy and include an insider loan policy; (10) establish a loan review system to review the Bank's loans periodically to identify and categorize problem credits; (11) develop a program to reduce criticized assets; and (12) obtain current and satisfactory credit information from borrowers and cure any collateral deficiencies as may be identified from time to time. The Corporation's Resolution adopted at the request of the Chicago Federal Reserve Bank (the "Federal Reserve Resolution") provides that the Corporation will not declare or pay any dividends or incur any additional debt without the prior written consent of the Federal Reserve Bank of Chicago. It also provides for submission to that Bank of written plans for increasing the Corporation's capital and for servicing the Corporation's debt.

As of December 31, 1994, and continuing through 1995, the Bank had fully complied with the Comptroller Agreement except for those provisions relative to loan review and certain loan administration matters which were in partial compliance. Near the end of 1995, as part of its ongoing effort to strengthen the loan department, a new Senior Loan Officer was hired along with an additional experienced commercial loan officer, loan review consultants were retained, the loan collection staff was increased to three full-time persons, and collection practices were modified to notify borrowers at an earlier stage of delinquency. Workout activity with respect to delinquent loans and borrowers whose businesses were slow has increased. These activities have involved structuring payment plans that bear closer relationship to the customer's cash flow or forbearance from exercising certain legal rights in some instances if delinquent borrowers demonstrate a desire and ability to repay, work cooperatively with the Bank by increasing collateral and financial reporting, and honor their modified agreements.

Management has continued working to reduce operating costs and improve profitability of the Bank. Revenues increased and operating costs (excluding interest expense) as a percentage of revenues declined. Nevertheless, the Corporation lost $57,000 in 1996 (the Bank's share of the loss was $31,000) as a result of unauthorized employee loan activity and defalcations in the loan department. During the annual audit and examination after the close of 1995, the Bank identified approximately $645,000 of loans with insufficient collateral and inadequate documentation which were made in late 1995 by a consumer loan officer with no lending authority (acting in collusion with a loan administrator and one or more customers) who circumvented the Bank's internal control system. In addition, about $176,000 of such loans were booked and activated by these two employees in January, 1996. It also was discovered that these same individuals had made $390,000 of fictictious unauthorized "loans" in 1995 and $138,000 in January, 1996. These persons no longer are employed by the Bank and the unauthorized transactions continue to be under active investigation by the Bank and appropriate federal agencies and authorities.

As a result of the unauthorized loan activity, the Corporation's charges against income were $670,000. This resulted in the loss of ($57,000) instead of income of $613,000. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" at page 14 for a detailed discussion of the effects of the unauthorized loan activity.

The unauthorized loan activity resulted in the Bank's non-compliance with the loan quality provisions of the Comptroller Agreement. The Bank also had not, at December 31, 1995, satisfied the provision of the Comptroller Agreement which requires the Bank to comply with all laws and regulations. The Bank's lack of adequate documentation on certain consumer loans as a result of the consumer lender's activity and the need to restate its year end financial report to the Federal Deposit Insurance Corporation amounted to violations of law or regulations which management has corrected or is in the process of correcting. In conjunction with the Bank's continuing investigation of the unauthorized loan activity, it is examining whether there was a violation of legal lending limits. The Bank's new automated consumer lending documentation program is expected to significantly eliminate the likelihood of consumer law violations in the future. Management expects its actions described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" and continuing collection efforts combined with additional monitoring of loans, improved credit programs and procedures, and better consumer compliance review and documentation, to enable it to be in full compliance before the end of 1996.

The Bank's management believes that stronger underwriting, in addition to the revised loan administration and controls implemented since January, 1996, is vital to improving credit quality. Thus, strict adherence to credit criteria for new loans, thorough analysis of prospective borrowers' ability to repay, and careful evaluation of collateral are all required in considering new loan requests.

The business of commercial banking is affected by the monetary and fiscal policies of various government agencies, including the Federal Reserve Board. Among the regulatory techniques available to the Federal Reserve Board are open market operations and United States government securities, changing the discount rate for bank borrowings, and imposing and changing the reserve requirements applicable to member bank deposits and to certain borrowings by member banks and their affiliates. These policies influence to a significant extent the overall growth and distribution of bank loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on savings and time deposits. In view of constantly changing conditions in the national economy and the money market, as well as the effect of the policies of monetary and fiscal authorities, no definitive predictions can be made by the Corporation as to future changes in interest rates, credit availability, or deposit levels. The Bank attempts to manage its asset mix (loans and investments) its interest rate structure for assets and for deposit liabilities and has worked to increase fee income sources such as mortgage banking and brokerage in order to establish diverse sources of revenue and provide some protection against changes in interest rates and economic or industry conditions.

COMPETITION AND MARKET

The Bank is a community bank primarily serving Wayne County, Michigan. It also provides some services in Oakland and Macomb Counties. Wayne County household income is moderate to low ($28,000 in Wayne County for 1989 according to the 1990 census. The value of real estate in Wayne County also tends to be relatively low ($48,500 average home value). This market area encompasses a high proportion of lower-middle and low income individuals and small businesses. Historically, this market may have been underserved by competing financial institutions. However, management believes that it can serve this community profitably and control the somewhat higher level of credit risk inherent in such loan portfolio by careful underwriting and by hiring and retaining competent, professional staff.

The Bank's main office and three branches are all located in the City of Detroit. Although the Detroit area economy is affected by the cycle of the automobile industry, it has become more diverse in the past decade. Nevertheless, when that industry is strong, employment and wages are high and stable. When the automobile industry is performing weakly, employment is lower and many businesses which serve the automobile companies tend to slow down. This could impact business and retail customers' ability to repay their loans if their business declines or if they lose their jobs. Management believes that, in this way, the business of the Bank is indirectly affected by the automobile industry. Deposits and business activity of governmental units are affected by tax revenues which vary with the overall levels of activity in the automobile industry. However, the volume of business which is done with the Bank by governmental units, large companies and community service agencies is small in relation to their total banking business. Thus, factors affecting the general level of economic activity are more likely to affect the Bank indirectly. In addition, the Bank does not specialize heavily in one segment of activity. Thus, specific industry trends and variations do not directly impact its business but may have indirect effects as they impact the general economy in Southeast Michigan.

In 1994 Detroit's Enterprise Zone was selected as one of four such zones in the United States for $100 million of Federal funding over a ten-year period. This has spawned commitments of approximately $2 billion of financing and investment in the City of Detroit over the same ten year period and the Bank expects to participate and benefit from those financing opportunities and the new development which could occur in the city over that period. New housing starts already have increased in Detroit over the past two years and the Bank anticipates that its own residential mortgage lending, home improvement financing and construction lending will increase over the next several years as a result of those changes in the City of Detroit.

The Bank has a mortgage origination office in Southfield, Michigan, adjacent to Detroit. This office is staffed by mortgage brokers paid on commission. They attract residential mortgage business primarily from Oakland County and Wayne County. The mortgage brokerage business is intensely competitive on the basis of interest rates and personal relationships from which leads are developed.

Oakland County's average income is among the highest income levels; the City of Detroit is relatively low for the northeastern and midwest industrial states; Macomb County's average income tends to be strong middle class.

In the conduct of the commercial banking business by the Bank, there is significant competition with other federally insured depository institutions, such as banks, savings associations and credit unions. Additionally, the Bank faces increasing competition in certain aspects of its business from consumer finance companies, securities brokerage firms and large national retailers. The business of the Corporation and the Bank includes several longstanding relationships with certain customers. The loss of some of these customers could have a material adverse effect on the Corporation and the Bank, but management has no reason to believe that there will be any material change in these long term relationships.

EMPLOYEES

At December 31, 1995 the Bank employed approximately 66 full-time equivalent employees, seven of which are commission employees in the mortgage brokerage operation and are compensated based solely on their performance, except that they receive benefits on the same basis as all other employees. None of the employees are unionized. The Corporation has no employees of its own and no payroll since it engages in no active business. While relationships between management and other employees are considered good, management is continuing to build stronger relationships, loyalty and more efficient work habits. Techniques used include regular meetings with employees, training opportunities, and use of consultants from time to time for enhancing communication within the Bank.

OTHER TRENDS, EVENTS, UNCERTAINTIES

Management is not aware of any significant trends, events or uncertainties, or recommendations by regulatory authorities, other than those discussed generally on pages 3-9 that will have or are reasonably likely in management's opinion, to have a material effect on the Company's liquidity, capital resources or operations.

CONSOLIDATED STATISTICAL INFORMATION

Selected statistical information is presented in Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes to financial statements which are filed as part of this report.


ITEM 2. DESCRIPTION OF PROPERTIES

The 28,500 square foot headquarters of the Corporation and the Bank, located at 44 Michigan Avenue, Detroit, Michigan, was purchased by the Bank in March, 1987. The Bank also owns the land and approximately a 4,000 square foot branch at 12200 Livernois in Detroit. The Bank leases the premises at 7020 West Seven Mile Road, and at 545 Brush Street at the Millender Center Office/Apartment complex in Detroit. All of these properties are considered by management to be well maintained and adequate for the purpose intended. The Bank modified its main office in 1995 in order to move all of its operations and accounting into the main office from separate leased space two blocks away. The lease on that space (on Shelby Street in Detroit) will terminate in August, 1997 and the additional benefits will be realized if the Shelby premises are able to be subleased.

The Bank has a mortgage production office located at 15565 Northland Drive, Suite 703 West, Southfield, Michigan 48075 in 2,100 square foot leased premises. This site houses a staff of approximately 12 persons who originate and process mortgages in southern Oakland County.


ITEM 3. LEGAL PROCEEDINGS

In 1991, a former senior officer of the Bank filed a complaint in the Circuit Court for the County of Wayne, Michigan, against the Bank, a nonoperating subsidiary of the Bank, and the Corporation and certain directors and another former officer thereof alleging wrongful termination. In May 1993, a jury verdict was entered against the Corporation and a nonoperating subsidiary of the Bank, certain directors and another former officer thereof in the amount of $320,000 by a Wayne County Circuit Court. A judgment was entered on the verdict in October, 1994. An accrual for the judgment is reflected in the consolidated financial statements and attorney fees and other litigation costs are expensed as they are incurred. The Corporation has appealed the judgment to the Michigan Court of Appeals and is taking vigorous action in the appeal to overturn the judgment. In the opinion of the Corporation's counsel, numerous errors were committed in the course of the trial which are manifest and they believe the likelihood of reversal by the Court of Appeals is very strong. In this case the employee who was discharged was an officer of the Bank and, by virtue of that position, an officer of the Corporation. The Corporation did not ever pay him a paycheck and had no active business. Furthermore, counsel believes that the plaintiff did not prove under Michigan law the elements of an implied contract or retaliatory discharge, both of which were the basis for the verdict and judgment. Nevertheless, the outcome of the appeal cannot be predicted and an adverse judgment could have a negative effect on the Corporation's liquidity because its sole source of income is cash dividends from the Bank which has not paid such dividends for more than five years and may not pay them without specific approval of the Comptroller.

The Bank is routinely engaged in litigation, both as plaintiff and defendant, which is incidental to its business, and in certain proceedings, claims or counterclaims have been asserted against it. Except as discussed in the preceding paragraph, management does not currently anticipate that the ultimate liability, if any, arising out of such litigation and any litigation involving the Corporation will have a material effect on the consolidated financial position of the Corporation.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter. On May 23, 1995, the Corporation held its annual meeting at which the following six directors were elected by the votes shown below:



                NAME                   FOR      AGAINST  ABSTAIN
                ---------------------  -------  -------  -------
                Don Davis              224,174   0       1,284
                Dr. Charles E. Morton  224,144   0       1,314
                Richard W. Shealey     224,174   0       1,284
                Dennis H. Silber       224,176   0       1,282
                Gerald Van Wyke        224,176   0       1,282
                Eloise C. Whitten      224,151   0       1,307

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 1995, there were 336,760 shares of the Corporation's common stock issued and outstanding. The stock was held by approximately 2,100 shareholders and has previously traded in the Detroit metropolitan area over the counter on an infrequent basis. During 1994-1995, to the knowledge of the Corporation's management, an established trading market did not, and does not, exist for these shares. For purposes of estimating value of the Registrant's common stock, the value determined by an independent appraisal as of December 31, 1995 for the Corporation's Employee Stock Ownership Plan has been used.

The Bank may not currently pay cash dividends to the Corporation pursuant to the Comptroller's Agreement, without prior approval of the Comptroller. Therefore, since it received no cash dividends from the Bank, the Corporation does not presently have the ability to pay cash dividends on its outstanding preferred stock or common stock. It is expected that dividends will be able to be paid by the Bank to the Corporation for the year 1996 later in the year. If the Bank's earnings continue at the 1995 level or better in 1996, the Bank's intends to request the approval of the Comptroller to pay dividends to the Corporation in an amount sufficient for the Corporation to pay the 1996 dividends on the Class A and B Preferred Stock, the interest on the Senior Notes and, if applicable, the dividends of the Class C Preferred Stock, Series MI-1.

Federal law (12 U.S.C. Section 60) limits payment of dividends to the net profits of a bank remaining after ten (10%) percent of the net profits of each half year of operations are transferred to capital surplus, and the dividend paid in any calendar year may not, without the prior approval of the Comptroller, exceed the net profits of the current year plus the net profits of the two preceding years (less the required transfers to surplus). 12 U.S.C.
Section 56 provides that dividends may not be paid if undivided profits have been depleted by losses or otherwise. In other words, dividends may be paid only from net earnings and not from the Bank's capital. The Bank's retained deficit account is approximately ($365,000) so that it may not pay dividends until subsequent net earnings exceed $365,000, and then only to the extent allowed by the Comptroller until the Comptroller Agreement is terminated.

Cash dividends on common stock were not declared or paid in 1989 through 1995 and presently, they may not be declared or paid without the prior written approval of the Federal Reserve Bank of Chicago. (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and - Capital Resources and Dividends."). No cash dividends may be paid on the Common Stock until dividends are paid or provided for on the Class A and Class B Preferred Stock and the Class C Preferred Stock, Series 1994-1 and Series MI-1. (See "Capital Resources and Dividends," p. 32).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following selected financial data are derived from the consolidated financial statements of the Corporation. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Condensed Consolidated Statement of Operations
For the years ended December 31 (in thousands)

                                             1995            1994
                                            ------          ------
Interest income                             $6,427          $5,182

Interest expense                             1,826           1,418
                                             -----           -----
Net interest income                          4,601           3,764

Provision for loan losses                      861             270

Other operating income                       1,922           1,517

Other operating expense                      5,719           5,113
                                            ------           -----
Income (loss) before federal income tax        (57)           (102)

Federal income tax expense (credits)             0               0
                                            ------           -----
Net Income (Loss)                              (57)           (102)
Preferred stock dividend requirements           34              34
                                            ------           -----
Income (loss attributable to common stock)  $  (91)         $ (136)
                                            ======          ======
Net income (loss) per share
of common stock                             $ (.27)         $ (.40)

Condensed Balance Sheet
Average balances for December 31 (in thousands)

                                                                   1995     1994
                                                                -------  -------
ASSETS
Cash and due from banks                                         $ 3,945  $ 2,940
Interest-bearing deposits                                            --       --
Investment securities
   Held for sale                                                 10,316   11,888
   Held to maturity                                              20,640   10,099
Federal funds sold and securities
purchased under agreements to resell                              9,517    9,520
Loans (net)                                                      39,877   37,004
Other assets                                                      4,727    7,361
                                                                -------  -------
         TOTAL ASSETS                                           $89,022  $78,812
                                                                =======  =======


LIABILITIES AND SHAREHOLDERS'
EQUITY
                                                                   1995     1994
                                                                -------  -------
Deposits:
   Non-interest bearing                                          26,828  $26,918
   Interest bearing                                              50,045   41,476
                                                                -------  -------
      TOTAL DEPOSITS                                             76,873   68,394

Other borrowed funds                                              6,214    3,728
Accrued expenses and other liabilities                              935    1,925
Notes payable                                                       900      900
                                                                -------  -------
      TOTAL LIABILITIES                                          84,922   74,947



Shareholders' Equity                                              4,100    3,865
                                                                -------  -------
    TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                                       $89,022  $78,812
                                                                =======  =======

The following information and analysis should be read in conjunction with the audited consolidated financial statements and related footnotes appearing elsewhere in this report.


RESULTS OF OPERATIONS

OVERVIEW

In 1995 the Corporation had a net loss of ($57,000) compared to a net loss of ($102,000) in 1994. This slight improvement was the result of an increase of $842,000 in net interest income with both higher levels of earning assets and higher yields earned. This higher revenue was substantially offset by $591,000 more in 1995 for the provision for loan losses (total $861,000) than was provided in 1994. The increased provision in 1995 resulted from unauthorized loan activity engaged in by two employees of the Bank near the end of 1995. In 1994, the Corporation's net loss of ($102,000) was incurred after recognizing a $320,000 accrued expense for a judgment in a lawsuit filed by a former senior officer as discussed in the Legal Proceedings section of this report.
Excluding the 1994 litigation accrual, the Corporation had net earnings from operations in 1994 of $218,000.

After the close of 1995 during the Bank's year end audit and examinations, the Bank identified approximately $645,000 of loans with insufficient collateral and inadequate documentation which were made in late 1995 by a consumer loan officer with no lending authority (acting in collusion with a loan administrator and one or more customers) who circumvented the Bank's internal control system. In addition, about $176,000 of such loans were booked and activated by these two employees in January, 1996. It also was discovered that these same individuals had made and booked $390,000 of fictitious unauthorized "loans" in 1995 and $138,000 in January, 1996. These persons no longer are employed by the Bank and the unauthorized loan transactions continue to be under active investigation by the Bank and appropriate federal agencies and authorities.

In response to the unauthorized loan activity, the Bank has taken numerous actions. The Bank President's employment was terminated in February, 1996; the Chairman, Don Davis, was appointed as Interim President and CEO, and a search is being undertaken by the Board for a new President; the Bank has hired a new consumer loan officer and two new loan administrators; an experienced senior auditor has been added to the internal audit department; the loan review consultant is performing loan file reviews and will submit quarterly reports to the Board of Directors; the Bank's fidelity insurance underwriters have been notified and claims are being prepared with respect to the losses experienced; all 1995 and January, 1996 consumer loans were reviewed to identify any additional unauthorized or fictitious loans; implemented an automated consumer loan documentation and compliance system; documentation and, in some cases, collateral has been improved with respect to some of the unsecured or inadequately secured consumer loans; and revised and strengthened controls have been instituted in the loan department for booking, activating and funding consumer loans.

As a result of the unauthorized loan activity, the Bank charged off the $390,000 of fictitious "loans" and $40,000 of interest which had accrued on loans made by the two employees. It also took additional provisions for loan losses in an amount of $240,000 for loans which were insufficiently collateralized and inadequately documented in 1995. In the first quarter of 1996 the Bank charged off the $138,000 of fictitious unauthorized "loans" which had been booked in January, 1996, and made additional provisions for loan losses of $90,000 for the $176,000 of loans for which collateral and documentation were inadequate. These actions resulted in additional charges against income in 1995 of $670,000 directly attributable to the unauthorized loans, yielding a loss for the year of ($57,000) and additional charges against income in the first quarter of 1996 of $228,000 directly attributable to the unauthorized loans, yielding net income for the first quarter of approximately $5,000. The total provision taken for loan losses in 1995 was $861,000 and in the first quarter of 1996 was $317,750. See "Provision and Allowance for Loan Losses" at page 19. Management believes the allowance for loan losses is adequate as of December 31, 1995 as a result of these provisions for loan losses.

The Bank's net loss in 1995 was about ($31,000). The principal difference between results of the Bank and the Corporation on a consolidated basis was net interest expense accrued by the Corporation in the amount of $27,000. In 1994, the Bank's net income was $393,000; the principal differences from the Corporation's net income in that year were interest expense of $81,000, expenses pertaining to shareholders of $94,000, and the accrued $320,000 expense on the employment lawsuit.

The following table sets forth a consolidating condensed statement of operations for the ended December 31, 1995.

                       Condensed Statement of Operations

For the year ended December 31, 1995
(in thousands)

                                 First          First
                          Independence   Independence
                           Corporation  National Bank  Elimination  Consolidated
                          ------------  -------------  -----------  ------------

Interest income             $  1          $6,426                       $6,427
Interest expense              27           1,799                        1,826
                            ----          ------                       ------
Net interest income          (26)          4,627                        4,601
Provision for
  loan losses                 --             861                          861
Other operating income                     1,922                        1,922

Other operating expenses                   5,719                        5,719
                            ----          ------                       ------
(Loss) before federal
  income tax and income
  from subsidiary            (26)            (31)                         (57)
Federal income tax
  expense (credit)
                            ----          ------           ---         ------
Income/(Loss) before
  income from
  subsidiary                 (26)            (31)                         (57)
Income/(Loss) from
  subsidiary                $(31)                          $31
                            ----          ------           ---         ------
NET INCOME/(LOSS):          $(57)         $  (31)          $31         $  (57)
                            ====          ======           ===         ======

NET INTEREST INCOME

Net interest income is the amount of income generated by interest earning assets reduced by the total interest cost of funds obtained to carry them.

The following table demonstrates the effect of changes in the average volume and rate of rate sensitive assets and liabilities for the periods indicated. The change due to both rate and volume has been allocated to the volume variance.

                              Rate/Volume Analysis

                                              1995 COMPARED TO 1994             1994 COMPARED TO 1993
                                            INCREASE/(DECREASE) DUE TO        INCREASE/(DECREASE) DUE TO
                                            --------------------------       --------------------------
(IN THOUSANDS)                                        CHANGE IN:                           CHANGE IN:
                                                      ----------                           ----------
Interest Income                            VOLUME       RATE      TOTAL            VOLUME     RATE    TOTAL
                                           ------       ----      -----            ------    -----    -----
Loans                                       $271        $256     $  527             $ 448    $   7    $ 455
Taxable investment securities                485         107        592              (190)    (225)    (415)
Nontaxable investment
  securities                                 ( 4)                   ( 4)                5       (4)       1
Federal funds sold and
  securities purchased under
  agreements to resell                                   158        158               (75)     114       39
Interest-bearing bank
  deposits                                   (28)                   (28)                0       28       28
                                            ----        ----     ------              ----    -----    -----
    TOTAL INTEREST INCOME                    724         521      1,245               188      (80)     108
                                            ----        ----     ------              ----    -----    -----

Interest Expense

Deposits:
  Money Market Accounts                       30                     11                 0       (3)      (3)
  Savings                                    ( 3)        (19)       (64)               20      (42)     (22)
  NOW Accounts                               ( 4)        (61)        (4)                3      (10)      (7)
  Certificates of Deposit                    218         (79)       139               (13)      31       18
    $100,000 or more                          33         171        204               (21)       7      (14)
  Time deposits                               85          91        176                 3       13       16
Short-term borrowing                                     (54)       (54)               --       --       --
Long-term borrowing
                                            ----        ----     ------              ----    -----    -----
    TOTAL INTEREST EXPENSE                   359          49        408                (8)      (4)     (12)
                                            ----        ----     ------              ----    -----    -----
      NET INTEREST INCOME                   $365        $472     $  837             $ 196    $ (76)   $ 120
                                            ====        ====     ======             =====    =====    =====


Net interest income increased 22.24% or $837,000, to $4,601,000 in 1995 from $3,764,000 in 1994. This increase was primarily the result of an increase in average loans and U.S. Treasury and Government securities. Net average loans in 1995 increased $2,873,000 to $39,877,000 compared to $37,004,000 in 1994.
Non-accruing loans are included in the loan totals in calculating interest rates earned on loans in the average balance sheet shown on the next page. Average Treasury and Government Agency Securities increased $9,023,000 in 1995 to $30,642,000 from $21,619,000 in 1994.

The increases in earning assets were funded through a $7,167,000 increase in average certificates of deposits of $100,000 and more and an increase of $2,486,000 in average short term borrowings. Rates on the higher average level of total interest bearing liabilities increased 10 basis points to 3.18% in 1995 compared to 3.08% in 1994. However, with higher yields on average total earning assets, the net interest margin increased 28 basis points to 5.73% in 1995 from 5.45% in 1994.

The following table sets forth for the periods indicated the Corporation's average balances of assets and liabilities and the interest earned or paid thereon, expressed both in dollars and rates.


YEARS ENDING DECEMBER 31
(IN THOUSANDS)                                        1995                            1994
                                            --------------------------        ---------------------------
                                                      INTEREST     RATE                 INTEREST     RATE
                                             AVERAGE   INCOME/  EARNED/        AVERAGE   INCOME/  EARNED/
ASSETS                                       BALANCE   EXPENSE     PAID        BALANCE   EXPENSE     PAID
                                            --------  --------  -------       --------  --------  -------
Investment Securities:
  U.S. Treasury & Government
    Agencies                                 $30,642    $1,772    5.78         $21,619    $1,182    5.47
  State & Municipal Securities                   147         9    6.12             232        13    5.60
  Other                                          167        10    5.99             136         7    5.15
                                             -------
    TOTAL INVESTMENT SECURITIES               30,956     1,791    5.79          21,987

Federal funds sold                             9,517       568    5.97           9,520       410    4.31
Inter bank deposit                                                                 590        28    4.75
Loans (net)                                   39,877     4,068   10.21          37,004     3,542    9.57
                                             -------    ------   -----         -------    ------    ----
      TOTAL EARNING ASSETS                    80,350                            69,101
     TOTAL INTEREST INCOME                              $6,427    8.00                    $5,182    7.50
                                                        ------   -----                    ------    ----
Other assets held under agency
  agreements                                                                     2,350
Other assets                                   8,672                             7,361
                                             -------                           -------
              TOTAL ASSETS                   $89,022                           $78,812
                                             =======                           =======

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Deposits:
  Money Market Accts                         $   792    $   21    2.65         $   925    $   28    3.03
  Savings                                     15,555       350    2.25          15,655       414    2.64
  NOW Accounts                                 3,941        79    2.00           3,280        69    2.10
  Certificates of Deposit
   $100,00 or more                            15,601       398    2.55           8,434       257    3.05
  Time deposits                               14,156       647    4.57          13,182       441    3.35
Short-term borrowings                          6,214       304    4.89           3,728       128    3.43
Notes payable                                    900        27    3.00             900        81    9.00
                                             -------    ------   -----         -------    ------    ----
     TOTAL INTEREST-BEARING
            LIABILITIES                       57,159                            46,104
     TOTAL INTEREST EXPENSE                             $1,826    3.19                    $1,418    3.08
                                                        ------   -----                    ------    ----

Other liabilities held under
  agency agreements                                                              2,350
Other liabilities                             27,763                            26,493
Shareholders' equity                           4,100                             3,865
                                             -------                           -------
       TOTAL LIABILITIES AND
         SHAREHOLDER EQUITY                  $89,022                           $78,812
                                             =======                           =======

Net interest income                                     $4,601                            $3,764
                                                        ======                            ======
Interest spread (avg. rate
  earned minus avg. rate paid)                                    4.81%                             4.42%
                                                                  =====                             =====
Net interest margin (net
  interest income/total
  earning assets)                                                 5.73%                             5.45%
                                                                  =====                             =====
Asset utilization (earning
  assets/total assets minus
  assets held under agency
  agreement)                                                     90.26%                            90.37%
                                                                 ======                            ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Banking practice as well as the Comptroller Agreement require the Bank to maintain an adequate allowance for loan losses on an ongoing basis. Management reviews the Bank's allowance for loan losses quarterly to determine its adequacy in relation to the risks in the loan portfolio. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb reasonably foreseeable loan losses. The determination of the adequacy of the allowance is based on various factors including an evaluation of loan loss experience, current economic conditions, the composition of the loan portfolio and factors regarding specific loans such as cash flows, collateral values and payment history. Management believes the allowance for loan losses to be adequate as of December 31, 1995.

In accordance with another provision of the Comptroller Agreement, the Board of Directors of the Corporation has adopted a new loan review system which is
being implemented by the Bank's management and staff.   The loan review process
involves periodic review of loan files and customer financial information in relation to local economic and business trends in order to identify actual and potential loan problems. Potential problems can then be identified at an early stage where active intervention by management staff may improve credit quality and forestall further deterioration, resulting in a higher quality portfolio. Management takes the loan review results into consideration along with previously identified problem loans in evaluating the allowance for loan losses.

Management establishes the provision against income each quarter to maintain the allowance for loan losses at a level sufficient to absorb potential losses in the loan portfolio. Economic conditions, risks inherent in the portfolio, loan loss experience, and conditions peculiar to specific industries are factors considered in determining the adequacy of the loan loss allowance. However, it is possible that potential losses exist in the loan portfolio that have not been specifically identified.

Effective January 1, 1995 the Corporation adopted Financial Accounting Standard No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". Application of those Accounting Standards is reflected in the 1995 Provision for Loan Losses and Allowance for Loan Losses. Under these accounting standards a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The allowance for loan losses is used to reflect in the balance sheet the reduced value of the loan portfolio as a result of the existence of impaired loans.

The allowance for loan losses totaled $1,163,835 at December 31, 1995 compared to the 1994 year end balance of $804,839. The allowance for loan losses represented 2.60% of loans compared with 2.17% in 1994. The increase in the ratio for 1995 is the result of a significant increase in non-accrual loans arising out of the unauthorized loan activity experienced by the Bank in late 1995. The loan officers involved booked $645,000 of loans as of December 31,

1995 which were inadequately collateralized or unsecured. In addition, non-accrual loans included $458,000 of commercial loans and one residential mortgage for $200,000, all of which had previously been made to a customer who was involved with the borrowers of the unauthorized loans. The decisions to place these loans on non-accrual immediately, although most of them were performing, and to increase the allowance for loan losses in connection with these loans were made in order to reflect accurately, in management's best judgment, the value and risks of the loans considering the circumstances in which they were made. The provision for loan losses, charged against income in 1995, totaled $861,000 compared to a $270,000 provision against income in 1994. The increase was primarily due to the unauthorized activities of the consumer loan officer ($630,000 of the total provision).

The allowance for loan losses was 40.1% of the aggregate of non-accrual loans and loans delinquent 90 days or more at December 31, 1995. At December 31, 1994, the allowance was 53.8% of such loans. The 1995 percentage is significantly lower than in 1994 because management put $1,478,000 of impaired loans on non-accrual status as a result of determination that their collateral was inadequate, although they were performing. This decision resulted in a significant increase in non-accrual loans in 1995 and, as a result of the non-accrual status, the periodic loan payments by the borrowers will pay the loans down more rapidly than if they still were accruing interest for financial reporting purposes. The allowance for loan losses also was increased substantially to accommodate these non-accrual loans and, in management's opinion, is adequate. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of borrowers, delinquencies and other factors deemed relevant. Also see the discussion about "Non-performing Loans" at page 30 below.

The loan review system and charge-off policy assist management in identifying problem loans and credit deterioration earlier than in the past and continuing implementation of the loan review system will improve this process further. Effective collection efforts, when implemented early, generally result in lower losses. Management expects this trend to resume as a result of recent strengthening of the collection department. Loans charged off in 1995 aggregated $763,069 compared with $438,367 in 1994. Of this amount, $390,109 was attributed to fictitious loans. The remaining $372,960 charged off was $65,407 (or 15%) less than the charge-offs in 1994 as a result of a continuing effort to address problem loans in the loan portfolio. In addition, collection efforts resulted in recoveries of $261,064 in 1995 on loans previously charged off compared to $204,633 in 1994, an improvement of over 27%.

The table listed below presents management's allocation of the allowance for loan losses for the last two years.

(DOLLARS IN THOUSANDS)
                                         1995                          1994
                                   ALLOWANCE   (A)              ALLOWANCE  (A)
                                   ---------   ---              ---------  ---
  Commercial                        $  483     40%                 $ 97     20%
  Real estate mortgage                 100     34                   115     58
  Consumer                             360     26                   127     22
  Unallocated                          221     -                    466     -
                                      ----     --                  ----     --
                                    $1,164    100%                 $805    100%
                                    ======    ===                  ====    ===


(A) Percent of loans in each category to total loans.

The following table summarizes, for the periods indicated, total loans outstanding, average loans outstanding, loans charged off, recoveries and provision charged to operations. Although charge offs in 1994 were heavily concentrated in the commercial loan category, the allocation of the allowance for loan losses at year end reflected management's assessment and allocation of risk at year end after those charge offs had occurred. As of December 31, 1995, management believed that there was increased risk in the consumer portion of the portfolio than in the previous year. The high charge offs in the consumer loan category in 1995 reflect the loss which was realized upon discovering the unauthorized activity in the consumer loan area. The allocation to commercial loans reflects the allocation of $133,000 of the allowance to commercial loans related to the consumer loan problem. After making those charge offs, management believes the allowance at December 31, 1995 properly reflects the risks identified among the parts of the portfolio.

                                YEARS ENDED   DECEMBER 31
                                       1995          1994
                                -----------   -----------
Loans at end of year            $44,714,000   $37,082,000
                                ===========   ===========
Average loans outstanding
  during the period              40,852,000    37,872,000
                                ===========   ===========
Allowance for loan losses
  at beginning of year              804,839       768,573
Loans charged off:
  Commercial                        149,228       396,978
  Consumer                          573,841        28,023
  Real estate mortgages              40,000        13,366
                                -----------   -----------
       TOTAL LOANS CHARGED OFF      763,069       438,367

Less recoveries:
Commercial                         (146,391)     (112,800)
Consumer                            (54,814)      (76,653)
Real estate mortgages               (59,860)      (15,180)
                                -----------   -----------
                                   (261,065)     (204,633)
                                -----------   -----------
       NET LOANS CHARGED OFF        502,004       233,734
Provision for loan losses           861,000       270,000
                                -----------   -----------
Allowance for loan losses
  at end of year                $ 1,163,835   $   804,839
                                ===========   ===========


Provision for loan losses/
  average loans                        2.10%         0.71%
Net loans charged off/average
  loans                                1.22%          .62%
Allowance for loan losses/
  loans at end of year                 2.60%         2.17%
Total loans charged off/
  average loans                        1.86%         1.16%

OTHER OPERATING INCOME

Other operating income increased by $405,000 or 26.70% to $1,922,000 in 1995 from $1,517,000 in 1994. This increase was primarily the result of the growth of the mortgage brokerage operation to $900,000 of revenues in 1995 compared to $340,000 of revenues in 1994 when that activity was first begun. Service charges on deposit accounts decreased $77,000 in 1995 as a result of higher earnings credits applied to customer deposit accounts and offset the higher income from the mortgage brokerage activity.

OTHER OPERATING EXPENSES

Total other operating expenses increased by $606,000 or 11.85% to $5,719,000 in 1995 from $5,113,000 in 1994. This increase was primarily the result of increased mortgage brokerage business with an increase of approximately $400,000 in salary, commission, and related expenses. This increase was due to a full year of operation in 1995 compared to seven months in 1994.
Furthermore, occupancy expenses, supplies and equipment depreciation in the mortgage brokerage operation in 1995 were approximately $80,000 more than in 1994. In addition, 1995 operating expenses were higher than 1994 due to approximately $160,000 of cost associated with a conversion from a five-year old leased computer system to a new system which was purchased. Expenses included approximately two months of both depreciation and lease costs, temporary personnel, consultants, training costs, and new stationery and supplies. Other operating expense also was higher in 1995 compared to 1994 due to the relocation of the operations and accounting departments, at a cost of approximately $100,000 from leased premises to rebuilt space in the Bank's main office.

FEDERAL INCOME TAX

Income taxes are based on amounts reported in the statement of operations (after exclusion of non-taxable income, principally interest on state and municipal securities) and include deferred income taxes on temporary differences in assets and liabilities for tax and financial statement purposes.

No income taxes were paid or accrued in 1995 or 1994.

BALANCE SHEET ANALYSIS


ASSET AND LIABILITY MANAGEMENT

A primary concern of management is to ensure that the assets and liabilities are managed to optimize profitability while maintaining an asset-liability mix which is prudent with respect to liquidity and interest rate risk. Accordingly, maturity and reinvestment flows of assets and liabilities are continuously managed and monitored. Additionally, management identifies and reacts to changes in regulatory and market conditions in making asset and liability decisions.


LIQUIDITY

Liquidity represents the ability to meet cash requirements principally for either increased credit-demand or withdrawal of deposits. Liquidity is supplied from both assets and liabilities. Management continuously monitors the Bank's cash position to ensure that customer requirements can be met without loss exposure to the Bank or Corporation.

The Comptroller Agreement requires the Bank to take measures to maintain a level of liquidity sufficient to sustain the Bank's current operations and to withstand any unanticipated or extraordinary demands on the Bank's funding base. The Bank has lines of credit from correspondent banks in the amount of $2 million and a line under which up to $30 million of securities can be sold under agreement to repurchase. It also has pledged sufficient investment securities to secure public funds. The Bank monitors liquidity regularly and, in the opinion of management, has sufficient liquidity to sustain its operations and to withstand any unanticipated or extraordinary demands.

Management believes the Bank is very liquid. Its liquidity ratio at almost all times exceeds 30% of total deposits after reduction of deposits secured by U.S. Treasury investments. This high liquidity is maintained in part because the Bank has substantial short term deposits from governments and governmental agencies. Maintaining high liquidity assures the Bank that it can fund withdrawals of those deposits as required by the customers. In addition, the Bank maintains its liquidity to fund the various fluctuations between customer withdrawals and deposits. Liquidity also is managed so that the Bank will have cash resources available for making loans as and when required.

Although the Bank's cash flows during the year may fluctuate relatively widely in certain categories during the year, it manages these carefully with its liquid balance sheet and prudent asset/liability management. Thus, sales and purchases of securities are virtually balanced with re-investment promptly following sales unless there is a specific need for the funds such as for loans. The $8.1 million increase in loans during 1995 was funded by increased deposits. Likewise, higher Fed funds were financed by increased deposits.

The Bank's cash position remains relatively constant, but items due from banks can fluctuate. Items due from banks are checks waiting to be cleared and, at any time, there is a balance in this category that needs to be cleared, normally within 24 to 48 hours.

DEPOSITS

The relative size of retail deposits is an important factor in determining liquidity requirements, since stable deposits do not require significant liquidity levels to meet the net withdrawal demands of customers on a short- and intermediate-term basis. Management has designed a marketing program to increase and retain retail deposits. The Bank has substantial deposits from local governments and governmental agencies. It has approximately $8.5 million of non-interest bearing certificates of deposit which were received in December, 1994 from the United States Treasury which will decline by approximately 20% each year for five years. The timing of this decline cannot be predicted with certainty. This deposit is part of a Treasury program which replaced its treasury tax and loan deposit program for minority banks. The Treasury deposits are fully collateralized by government securities.

Frequently, at the end of a year or other accounting period the Bank receives large deposits from large corporations or governmental agencies for very short terms, even only one night. Sometimes, these are tax deposits. Other times they are tax revenues collected and not ready to be used. Such deposits may be held in NOW accounts, certificates of deposit or may be made in the form of repurchase agreements on government securities. Because the Bank receives a significant amount of these deposits, it maintains a high degree of liquidity so that their withdrawal can be funded easily. These deposits are not all predictable or regular, but some of them do follow patterns such as payroll cycles, tax revenue receipts and the like. The year end balances of these deposits shown in the balance sheet in the Financial Statements may be significantly different from the average amount shown in the following average balance sheet.

The average amounts of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:



                                 1995                           1994
                                 ----                           ----
                        AVERAGE        AVERAGE     AVERAGE             AVERAGE
(IN THOUSANDS)          BALANCE           RATE     BALANCE                RATE
                        -------        -------     -------              ------
Non-interest bearing
  demand deposits       $25,852                    $20,554
U.S. Treasury, tax and
  loan deposits*            976                      5,652
Interest bearing
  demand deposits         4,733           2.11       4,205                2.31
Savings deposits         15,555           2.25      15,655                2.64
Time deposits:
  $100,000 or more       15,601           2.55       8,434                3.05
Other time deposits      14,156           4.57      13,182                3.35
                        -------                    -------
     Total              $76,873                    $67,682
                        =======                    =======

- ---------------------------------------

*Represents non-retail deposits held overnight and remitted to the federal government the following day.

The maturities of time deposits of $100,000 or more outstanding at December 31, 1995 and 1994 are summarized as follows:


           (IN THOUSANDS)               1995           1994
                                        ----           ----
           Three months or less        $11,087        $3,901
           Over three through six
             months                      1,177         1,363
           Over six through twelve
             months                      3,323         9,099
           Over twelve months            5,149           212
                                       -------       -------

              Total                    $20,736       $14,575
                                       =======       =======



Historically, a significant portion of the time deposits of $100,000 or more with terms of three months or less rollover for a similar period. Management closely monitors these funds to ensure stability of the deposit base and is not aware of any significant changes in these deposits.

SHORT-TERM BORROWINGS

Short-term borrowings of the Bank at December 31, 1995 and 1994 are summarized below. These transactions take the form of securities sold under agreements to repurchase. These agreements are a form of transaction used by some customers in lieu of a deposit in an interest bearing account. Thus, the balances of these arrangements can fluctuate widely from time to time. The Bank only can offer this arrangement when it has securities available to secure these transactions. Normally, it has securities available for its customers' needs.

(IN THOUSANDS)                          1995       1994
                                        ----       ----

Securities sold under retail
     repurchase agreement              $ 3,775    $ 4,824

Weighted average interest rate            4.66%      2.99%

These borrowings represent a source of funds as an alternative to traditional deposits for liquidity management. The Corporation does not use short-term borrowings to fund long-term assets.

Other information relating to the Corporation's short-term borrowing follows:

(IN THOUSANDS)                             1995      1994

Maximum amount outstanding
     at any month end                    $ 7,556    $ 4,824
Average amount outstanding                 6,214      3,682
Average rate during the year                4.89 %     3.43 %

INVESTMENTS

The investment securities portfolio is a source of earnings with relatively minimal principal risk. As a result, the Bank's portfolio is primarily U.S. Treasury and Government agency obligations, obligations collateralized by U.S. Government agencies, primarily in the form of collateralized mortgage obligations and mortgage-backed securities. In addition to purchasing securities with minimal risk, the Bank does not purchase securities with long periods of maturity so that interest rate risk in the securities portfolio is reduced. The maturity schedule of the portfolio is generally short to intermediate term with maturities less than five years.

The following table shows the maturities and weighted average yields from the investment portfolio at December 31, 1995. Yields are not calculated on a tax equivalent basis:


                                   AFTER ONE  AFTER FIVE
                          WITHIN  BUT WITHIN  BUT WITHIN      AFTER
(IN THOUSANDS)          ONE YEAR  FIVE YEARS   TEN YEARS  TEN YEARS     TOTAL
                        --------  ----------  ----------  ---------  --------
Available for sale
U.S. Treasury and U.S.
  Government Agencies    $6,043     $ 6,360          -0-       -0-   $12,403
State                       -0-         -0-          -0-       -0-       -0-
Other                       -0-         -0-          -0-       -0-       -0-
      TOTAL:             $6,043     $ 6,360          -0-       -0-   $12,403

Weighted Average Yield     5.76%       6.89%                            6.26%
Held to Maturity
U.S. Treasury and U.S.
  Government Agencies    $3,696     $12,875          -0-       -0-   $16,571
State                       -0-         -0-          -0-       -0-       -0-
Other                       -0-         -0-          -0-       167       167
      TOTAL:             $3,696     $12,875          -0-       167   $16,738

Weighted Average Yield     6.81%       5.91%         -0-      6.00%     6.06%

At December 31, 1995, $12,403,000 of the total investment securities were held for sale; $16,738,000 were being held to maturity. At year end, as permitted by SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", the Bank made a one-time adjustment by reclassifying approximately $2 million of securities held to maturity to securities held for sale. This was done to increase liquidity. Increased liquidity among investments also enables the Bank to reprice them by selling them and reinvesting in different yielding instruments or investments.

A summary of the maturity distribution, carrying value, and market value of investment securities at December 31, 1995 and 1994 is shown in Note 3 to the Consolidated Financial Statements on page 52.

LOANS

Maturities and sensitivity to changes in interest rates of certain loan categories as of December 31, 1995 are summarized in the following table.

                                     AFTER ONE
                                     BUT WITHIN       AFTER
(IN THOUSANDS)          ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
Commercial               $ 3,609      $    413        $   216       $  7,938
Commercial Real estate       634         8,156          1,204          9,994
Residential Real Estate    1,996         4,293          9,294         15,553
Consumer                     287         3,012          7,930         11,229
                         -------      --------        -------       --------
     Total Loans         $ 6,496      $ 19,574        $18,644       $ 44,714
                         =======      ========        =======       ========


Loans maturing after one year with:
  Fixed interest rates                $ 17,919        $17,903
  Variable interest rates                1,655            741
                                      --------        -------
     Total                            $ 19,574        $18,644
                                      ========        =======



Only 14.6% of the Bank's loans mature within one year. The remaining 85.4% of the loan portfolio matures after one year, with 43.7% maturing after one year but within five years. About 80.1% of the loan portfolio is comprised of fixed rate loans maturing after one year. These loans, which amount to approximately 44.6% of the Bank's average earning assets are not all liquid. If interest rates were to rise significantly, the Bank's net interest margin could be adversely affected. However, the high average level of Fed Funds held by the Bank (which have no interest cost associated with them) and the Bank's continuing ability to maintain a low cost deposit base have mitigated this risk to some degree. Management has adopted an asset/liability management goal to decrease the percent of fixed rate loans primarily by concentrating new commercial loan activity on variable rate loans. In addition, the Bank will consider selling some fixed rate residential loans where that can be done on a favorable basis.

TYPES OF LOANS

Over the years, the Corporation's management has placed emphasis on increasing the loan portfolio for the purpose of enhancing the yield on earning assets and increasing the level of investment by the Corporation in its urban community. With the increase in yield, the level of risk generally also increases. See discussion of Provision and Allowance for Loan Losses on pages 19-22. Commercial loans increased by $382,000 from the end of 1994 to December 31, 1995, commercial real estate loans increased by $1,383,000 and residential real estate loans increased $2,863,000 over the same period. Consumer loans rose by $3,005,000. The Commercial Portfolio remained relatively steady with the runoff and maturity of loans being balanced by new loan origination. The increases in the real estate portfolio was due primarily to increased real estate loan activity from refinancings in residential property and the improved business climate and new construction in commercial real estate.

The following table sets forth the composition of the Corporation's loan portfolio as of the dates indicated.


DECEMBER 31
(IN THOUSANDS)                            1995                     1994
                                          ----                     ----
Commercial                        $ 7,938      17.75%      $ 7,556     20.38%
Commercial Real Estate              9,994      22.35         8,611     23.22
Residential Real Estate            15,553      34.79        12,690     34.22
Consumer                           11,229      25.11         8,225     22.18
                                  -------     ------       -------    ------
                                  $44,714     100.00%      $37,082    100.00%
                                  =======     ======       =======    ======

Commercial loans are generally secured by accounts receivable, inventory and machinery and equipment. In some cases, those loans also are secured by real estate, usually a warehouse or industrial building. These loans are subject to the risks of the industries in which they do business, such as auto supply, restaurants, various retail sales, beauty parlors, or various kinds of distribution. The value of the collateral and the business cash flow are the primary sources of repayment. Secondarily the loans may be paid by guarantors.

Commercial real estate includes apartment buildings, churches, warehouses, strip shopping areas and other retail buildings. The cash flow from these properties is the primary source of repayment. The collateral provides the ultimate source of repayment in event of default.

Residential real estate is the largest single loan category and depends upon the cash flow of individual owners. Their cash flow usually depends on jobs and the business climate. Most homeowners will make their home mortgage the highest priority of their financial obligations, but when they are unable to pay, the value of the home and its location are very important factors to repayment of the loan.

Consumer lending at the Bank has grown significantly in recent years. Much of this lending is secured by second mortgages on homes for home improvement loans. In some cases, the Bank obtains FHA mortgage insurance on the loan (which insures 90% of the loan) but such insurance depends upon the size of portfolio that the Bank has. The insurance fund is limited to 10% of the total amount of such loans owned by the Bank. The primary collateral for home improvement loans, however, is the home. Thus, the value of the collateral and the amount of the first mortgage, if any, are important to repayment.

Other consumer loans include automobile or boat loans or MasterCard loans. In addition, there are consumer lines of credit which, in some cases, are secured by the borrower's home equity. In all these cases, the principal risk is the cash flow of the borrower. The secondary risk is the value of the collateral and, in the case of home equity loans, the amount of the first mortgage in relation to the Bank's second mortgage bears strongly on the actual value of the Bank's lien position.

NONPERFORMING LOANS

Nonperforming loans include loans with principal or interest past due 90 days or more; they also include loans that have matured and are being extended or rewritten after their stated maturity date. Non-accrual loans are those nonperforming or other impaired loans on which the Bank does not accrue periodic interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. The Bank also placed $1,478,000 of loans on non-accrual status because, in management's judgment, the collateral position was not adequate. In addition, there were $236,000 of loans that were considered impaired although they were performing. These were loans to borrowers who were delinquent on other loans or were subject to other circumstances that raised a question about whether all interest and principal would be paid in accordance with their contract. Nonperforming loans and non-accrual loans are all considered "impaired loans" under SFAS 114, "Accounting by Creditors for Impairment of a Loan", and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." At December 31, 1995, total nonperforming and impaired loans amounted to 7.01% of the total year end loans as compared with 4.04% at the end of 1994. This was due to the unauthorized activities of the consumer loan officer in the loan department in late 1995.

The largest single component of non-performing loans is a total of $645,000 of non-accrual consumer loans made without authority by the two consumer loan department employees without adequate documentation and sufficient collateral. An existing customer of the Bank was involved in those loans, so management also placed $458,000 of commercial loans and a $200,000 residential mortgage loan to that customer on non-accrual. Efforts continue by management to collect and obtain additional collateral for these loans. See discussion at "Provision and Allowance for Loan Losses", pages 19-22 regarding the unauthorized consumer lending activity discovered at the Bank in early 1996.

The Bank requires prompt corrective actions to be implemented on problem loans as they are identified in order to increase the probability of collection. Management also has tightened credit standards, closely monitors loan concentrations, improved collection techniques, and is refinancing credit worthy matured loans more promptly than the Bank has done in past years.

The following table details information concerning nonperforming, non-accrual and other impaired loans as of December 31 for the years indicated.


(IN THOUSANDS)                          1995          1994
                                        ----          ----
Non-accrual loans                     $1,958         $  498
Other impaired loans                     236             --
Loans past due 90 days or more           943            999
                                      ------         ------
                                      $3,137         $1,497
                                      ======         ======
Nonperforming and impaired loans/
year end loans                          7.01%          4.04%


The amount of interest income that would have been accrued on the loans on non-accrual status at December 31, 1995, had those loans remained current was approximately $98,000. Interest actually accrued on those loans before they were placed on non-accrual status was insignificant.

At December 31, 1995, there were no significant loans other than those included in the above table, for which information was known that caused management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

RATE SENSITIVITY ANALYSIS

Net interest income can fluctuate with changes in market interest rates. Interest rate sensitivity is the relationship between market interest rate fluctuations and net interest income derived from the repricing characteristics of assets and liabilities. Management of interest rate sensitivity enables the Corporation to maximize interest income with prudent interest rate risk. It incorporates not only what is known, but also future projections. It attempts to specify how possible interest rate fluctuations may affect both income and costs.

Interest rate sensitivity is measured by analyzing the maturity and timing of interest rate changes on assets and liabilities. A "gap" exits when the amount of interest sensitive assets differs from interest sensitive liabilities within a given period. If more liabilities than assets reprice over a given period, the Corporation is exposed to rising rates; if the reverse is true the Corporation is exposed to falling rates.

At December 31, 1995, the Corporation had a slight negative gap position that ranged from approximately 2% to 5.3% of assets over a period of one year or less. Management believes that this negative gap is not material and will continue to monitor the interest rate sensitivity of the Bank in the future. If interest rates were to increase sharply and remain increased for more than one year, the Corporation's interest rate margins could be expected to decrease.

The following table reflects the Corporation's interest rate sensitivity at December 31, 1995, and is not necessarily indicative of the Corporation's position at any other date.


                                          PERIOD WITHIN WHICH REPRICING OCCURS
                                    ---------------------------------------------------
                                                 OVER THREE     OVER SIX
                                THREE MONTHS       THROUGH       THROUGH      OVER
                                  OR LESS        SIX MONTHS     ONE YEAR    ONE YEAR     TOTAL
Assets:

Mortgages Available for Sale     $    950                                               $   950
Loans                               7,161        $    102       $    374     $36,127     43,764
Federal Funds Sold                 14,250                                                14,250
Investment Securities               1,503           2,496          5,740      19,403     29,142
Other Assets                                                                   6,511      6,511
                                  -------        --------       --------     -------    -------
Total Assets                       23,864           2,598          6,114      62,041     94,617
                                  -------        --------       --------     -------    -------

Liabilities:
  Interest bearing Demand
    Deposits Savings and
    Time Deposits                   5,127           3,212          3,212       3,051     14,602
    Jumbo                          10,897           2,248          2,248       5,343     20,736
     Savings                        3,735                                     11,203     14,938
     Money Market                     503                                        502      1,005
     NOW Accounts                   1,647                                      4,941      6,588
                                  -------        --------       --------     -------    -------
Total Deposits                     21,909           5,460          5,460      25,040     57,869


     Short-Term Borrowings          3,775                                                 3,775
     Long-Term Borrowings                                                        900        900
     Other Liabilities                                                        27,812     27,812
     Stockholders' Equity                                                      4,261      4,261
                                  -------        --------       --------     -------    -------
     Total Liabilities             25,684           5,460          5,460      58,013     95,012
                                  -------        --------       --------     -------    -------

Rate Sensitive Gap                $(1,820)       $ (2,862)      $    654     $ 4,028
                                  =======        ========       ========     =======
Cumulative Rate
     Sensitive Gap               $ (1,820)       $ (4,682)      $ (4,028)
                                  =======        ========       ========
Percentage of Total
     Earning Assets                 (2.06%)         (5.29%)        (4.55%)






Management believes that approximately 25 percent of savings and interest bearing demand deposits and 50 percent of money market savings are interest rate sensitive within the period of three months or less. The balance of these deposits are included in the over one year column.

CAPITAL RESOURCES AND DIVIDENDS

At December 31, 1995, the Corporation's shareholders' equity was $4,261,186 compared to $3,579,833 at the end of 1994.

At December 31, 1995, the Bank's ratio of equity capital to assets was 5.49%, which is slightly below the 5.5% ratio required by the Comptroller Agreement. This compared to an equity ratio of 6.21% at December 31, 1994. The lower ratio in 1995 was due to (i) high interest bearing deposits received near year end, but which were not held by the Bank during the rest of the year and (ii) the high provision for loan losses in 1995 $861,000 compared to $270,000 in 1994. Management views the growth in assets as positive but must earn and retain higher income in order to generate the capital to support such growth. The unauthorized consumer loan activity committed in the loan department by two employees who circumvented internal controls and the resulting losses had a direct impact on capital. The lower equity capital impedes the Bank's ability to grow until earnings replenish the lost capital.

Generally, a national bank may declare and pay a cash dividend only from its net profits for the current year combined with its retained net profits for the preceding two years, minus any required transfers to surplus (12 U.S.C. Section
60). The term "net profits" means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. 12 U.S.C. Section 56 provides in effect that dividends may be paid only out of net income and retained earnings, not from capital. At December 31, 1995, the Bank had a retained deficit of approximately $365,000. Thus, it may not pay cash dividends legally from current net income until it has realized earnings which exceed $365,000. In addition to the statutory limitations, the Comptroller Agreement prohibits the Bank from paying dividends to the Corporation without the prior written consent of the Comptroller.

The resolution adopted by the Corporation's Board of Directors, at the request of the Federal Reserve Bank of Chicago, also provides that the Corporation will not declare or pay any cash dividends or increase its borrowings or incur any debt without the prior written consent of the Federal Reserve Bank. In accordance with the resolution, the Corporation had not paid the 6 percent cumulative semi-annual dividend payable from March 1, 1991 through 1994 on its Class A and Class B Preferred Stock. The semi-annual dividends covering periods prior to that time had been declared and paid. Likewise, the Corporation had not paid accrued interest on its $900,000 of Senior Notes for the similar period.

The Corporation obtained written waivers from all the holders of its Class A and Class B Preferred Stock and the holders of its Senior Notes through December 31, 1995 with respect to defaults in payment of the preferred dividends and interest. In March, 1995, the holders of the Preferred Stock agreed to reduce the dividend from 6% to 4.75% effective January 1, 1994, and the holders of the Senior Notes agreed to a reduction of the interest rate from 9% to 6% effective January 1, 1994. In March, 1995, the Board of Directors of the Corporation approved issuance of approximately 439 shares of Class C Preferred Stock, Series 1994-1, without par value, having a face value of $1,000 per share, to the holders of the Class A and Class B Preferred Stock and to the holders of the $900,000 of Senior Notes. These shares of Preferred Stock constituted payment of the delinquent dividends and accrued interest which had not been paid during 1991 through March 1, 1995, in the case of dividends, and through December 1, 1994, in the case of interest. The Board of Directors in March, 1996, authorized 101.4 shares of Series 1994-1 Preferred Stock to cover the balance of dividends and interest that had accrued through December 31, 1995. The Corporation in June, 1996, requested the holders of its Class A and Class B Preferred Stock and of its $900,000 of Senior Notes for a waiver of defaults during 1996 as a result of the loan department losses. The waiver would not forgive any dividends or interest due in 1996 but would allow the Corporation to make the payment any time in 1997 without penalty. The Series 1994-1 Preferred Stock is not entitled to receive dividends, but a 4% dividend is required to be paid on the Series 1994-1 Stock before any dividends may be paid on the Common Stock.

Pursuant to the Corporation's and Bank's profit and capital plan, the Corporation and Bank are continuing to seek additional capital via private placement of additional securities. The terms of the additional capital will be subject to regulatory approval.

All banks are required to have and maintain a minimum total risk-based capital ratio of 10.00% of assets in order to be considered well-capitalized under federal regulations. In addition, they must have minimum tier 1 risk-based capital (total risk-based capital minus allowance for loan losses) of 6.0% of total assets and a tier 1 leverage ratio of at least 5% of total assets. At December 31, 1995, the Bank had a total risk-based capital ratio of 11.80%, a tier 1 risk-based capital ratio of 10.54% and a tier 1 leverage ratio of 5.42%. (For purposes of the risk-based capital computation, the denominator of the ratios are defined as average quarterly total assets net of the allowance for loan and lease losses.) Regulators, including the Comptroller and the Federal Reserve, have established risk based capital standards to ensure that the standards cover interest rate risk, concentrations of credit risk and risks from nontraditional activities.

FINANCIAL RATIOS

The following table sets forth selected financial ratios of the Corporation and the Bank for the years indicated:


                                                  CORPORATION                    BANK
                                            ------------------------    ------------------------
                                            YEARS ENDED DECEMBER 31,    YEARS ENDED DECEMBER 31,
                                               1995         1994           1995         1994
                                               ----         ----           ----         ----
(1) Return on assets (net income/(loss)
    divided by average total assets)          (.06)%       (.13)%         (.04)%         .41%

(2) Return on equity (net income/(loss)
    divided by average equity)               (1.39)%      (2.64)%         (.59)%       10.17%

(3) Dividend payout ratio
    (dividends declared per share
    divided by net income per share)            *            *               *            *

(4) Equity to assets ratio (average
    equity divided by average total
    assets)                                    4.61%        4.91%          6.01%        6.21%



*Dividends on common stock were not declared or paid in 1995 and 1994.

EFFECT OF INFLATION ON FINANCIAL REPORTING

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the related purchasing power of money over time due to inflation. Management has elected not to present supplementary information on the effects of inflation on financial reporting because, unlike most industrial companies, all assets and liabilities of the Corporation are monetary in nature. As a result, interest rates have more significant impact on the Corporation's performance than does the general level of inflation.

NEW ACCOUNTING STANDARDS

In March, 1995, the Financial Accounting Standards Board issued SFAS 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Otherwise, an impairment loss is not recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset.

This statement requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, except for assets that are covered by APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Assets that are covered by Opinion 30 will continue to be reported at the lower of carrying amount or net realizable value.

The Corporation services mortgage loans for investors. Fees earned for and in connection with this activity are recognized as income when the related mortgage payments are received. Mortgage servicing costs are charged to expense as incurred.

In May, 1995, the Financial Accounting Standards Board issued SFAS 122, "Accounting for Mortgage Servicing Rights," which requires the Corporation to recognize as separate asset rights to service mortgage loans for others, however those servicing rights are acquired. Corporation acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells or secures those loans with servicing rights retained, it must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. The capitalized cost of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing income (servicing revenue in excess of servicing costs).

Capitalized mortgage servicing rights are periodically assessed for impairment based on the fair value of those rights calculated on a discounted basis. This assessment is required to be performed on a disaggregate basis, according to mortgage type, term, and rate. Identified impairments are recognized through a valuation allowance.

The Corporation will implement the requirements of SFAS 121 and 122 in 1997. These statements will have no material impact on financial position or results of operations when adopted.

In October, 1995, the Financial Accounting Standards Board issued SFAS 123, "Accounting for Stock-Based Compensation". Under the provisions of SFAS 123, the Company is encouraged, but not required, to measure compensation costs related to its employee stock compensation plans based on the fair value of awards, as defined by SFAS 123. If the Company elects not to recognize compensation expense under this method, it is required to disclose the pro forma net income and earnings per share effects, based on the fair value methodology, in the notes to financial statements. The Company will implement the requirements of SFAS 123 in 1996 and will only adopt the disclosure provisions of this statement; accordingly, this statement will have no impact on financial position or results of operations when adopted.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is on pages 39 through 64 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

REPORT OF MANAGEMENT

Management of First Independence Corporation is responsible for the financial statements and related financial information in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and best judgments where appropriate. Financial information included throughout this annual report is consistent with the financial statements.

Management is responsible for the integrity and objectivity of the consolidated financial statements. Established accounting procedures are designed to provide financial records and accounts which fairly reflect the transactions of the Company. The hiring and training of qualified personnel and the assignment of responsibilities are intended to provide an internal control structure at a cost consistent with management's evaluation of the risks involved. These controls are monitored by an internal auditor to provide reasonable assurance that transactions are executed in accordance with management's authorization that adequate accountability for the Company's assets is maintained.

The financial statements have been audited by Coopers & Lybrand, L.L.P., independent auditors, and their report follows.

The Corporation's Board of Directors oversees management's activity with respect to internal controls and financial reporting. The Audit Committee of the Board is composed of outside directors who meet with management, the internal auditor, independent auditors and regulatory examiners to review matters relating to financial reporting and internal controls. The internal auditors, independent auditors and regulatory examiners have direct access to the Audit Committee.




Don Davis
Chairman and
Chief Executive Officer




Rose Ann Lacy
Senior Vice President,
Treasurer and Chief
Financial Officer

                FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
            REPORT ON AUDITS OF CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 1995 AND
       FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
CONTENTS


                                                                      PAGES

Report of Independent Accountants..................................      41

Financial Statements:

    Consolidated Balance Sheet.....................................      42

    Consolidated Statement of Operations...........................      43

    Consolidated Statement of Changes in Stockholders' Equity......      44

    Consolidated Statement of Cash Flows...........................      45

    Notes to Consolidated Financial Statements.....................   46-64

REPORT OF INDEPENDENT ACCOUNTANTS

We have audited the accompanying consolidated balance sheet of First Independence Corporation and Subsidiary as of December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, First Independence National Bank of Detroit (the "Bank") (a wholly owned subsidiary of First Independence Corporation) entered into a written agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC") in 1991. The Agreement requires, among other things, that the Bank achieve and maintain a level of equity capital at least equal to 5.50 percent of adjusted total assets, correct violations of law and administrative regulations and adopt procedures to prevent future violations, obtain current and satisfactory credit information from borrowers and cure any collateral deficiencies as may be identified from time to time. Although management continues to work on resolving non-compliance issues, as of December 31, 1995, the Bank was not in compliance with certain provisions of the Agreement.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Independence Corporation and Subsidiary as of December 31, 1995 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


/s/ Coopers & Lybrand L.L.P.

Detroit, Michigan
March 22, 1996, except for Note 2,
as to which the date is June 25, 1996

FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
December 31, 1995






                                    ASSETS
Cash and due from banks                                           $  2,809,650
Federal funds sold                                                  14,250,000
                                                                  ------------
    Cash and cash equivalents                                       17,059,650
                                                                  ------------
Investment securities:
  Available for sale                                                12,403,332
  Held to maturity and other (market value of $16,588,945)          16,738,378
                                                                  ------------

    Total investments                                               29,141,710
                                                                  ------------
Loans:
  Commercial                                                         7,937,829
  Commercial real estate                                             9,993,535
  Residential real estate                                           15,553,623
  Consumer                                                          11,229,447
                                                                  ------------

                                                                    44,714,434
  Allowance for loan losses                                          1,163,834
                                                                  ------------

    Net loans                                                       43,550,600
                                                                  ------------

  Premises and equipment, net                                        3,640,184
  Accrued interest receivable and other assets                       1,224,851
                                                                  ------------
    TOTAL ASSETS                                                  $ 94,616,995
                                                                  ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits:
    Noninterest-bearing                                           $ 26,847,015
    Interest-bearing                                                57,868,909
                                                                  ------------
    Total deposits                                                  84,715,924

  Securities sold under retail repurchase agreements                 3,774,578
  Accrued expenses and other liabilities                               965,307
  Notes payable                                                        900,000
                                                                  ------------
Commitments and contingencies (Notes 2 and 11)

    TOTAL LIABILITIES                                               90,355,809
                                                                  ------------

Stockholders' equity:
  Preferred stock                                                    2,658,908
  Common stock, par value $1; 1,000,000 shares authorized;
    shares issued and outstanding, 336,760                             336,760
  Capital surplus                                                    2,369,782
  Accumulated deficit                                               (1,294,334)
  Unrealized holding gains on investment securities
    available for sale                                                 190,070
                                                                  ------------
    TOTAL STOCKHOLDERS' EQUITY                                       4,261,186
                                                                  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 94,616,995
                                                                  ============


The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF OPERATIONS
for the years ended December 31, 1995 and 1994




                                                                   1995              1994
INTEREST INCOME:
  Interest and fees on loans                                    $ 4,067,713      $ 3,542,459
  Interest on investment securities:
    Taxable                                                       1,781,670        1,189,746
    Tax-exempt                                                        8,879           12,617
  Interest on federal funds sold                                    568,088          409,734
  Interest on deposits with banks                                     -               27,522
                                                                -----------      -----------
    TOTAL INTEREST INCOME                                         6,426,350        5,182,078
INTEREST EXPENSE:
  Interest on deposits                                            1,494,357        1,208,836
  Interest on borrowed funds                                        331,336          208,752
                                                                -----------      -----------
    TOTAL INTEREST EXPENSE                                        1,825,693        1,417,588
                                                                -----------      -----------
    NET INTEREST INCOME                                           4,600,657        3,764,490

PROVISION FOR LOAN LOSSES                                           861,000          270,000
                                                                -----------      -----------
    NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           3,739,657        3,494,490
                                                                -----------      -----------
OTHER OPERATING INCOME:
  Service charges on deposit accounts                               824,868          901,829
  Securities gains, net                                               -               11,681
  Other                                                           1,097,459          603,497
                                                                -----------      -----------
    TOTAL OTHER OPERATING INCOME                                  1,922,327        1,517,007
                                                                -----------      -----------
OTHER OPERATING EXPENSES:
  Salaries and benefits                                           2,774,904        2,270,307
  Net occupancy expenses                                            484,321          409,707
  Premises and equipment expenses                                   497,052          412,026
  Other expenses                                                  1,963,164        2,020,977
                                                                -----------      -----------
    TOTAL OTHER OPERATING EXPENSES                                5,719,441        5,113,017
                                                                -----------      -----------
    LOSS BEFORE FEDERAL INCOME TAXES                                (57,457)        (101,520)

Federal income tax expense                                             -               -
                                                                -----------      -----------
    NET LOSS                                                        (57,457)        (101,520)

Preferred stock dividend requirements                                34,200           34,200
                                                                -----------      -----------
    LOSS ATTRIBUTABLE TO COMMON STOCK                           $   (91,657)     $  (135,720)
                                                                ===========      ===========
Loss per share of common stock                                  $     (0.27)     $     (0.40)
                                                                ===========      ===========
Loss per share of common stock assuming full dilution           $     (0.27)     $     (0.40)
                                                                ===========      ===========
The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY for the years ended December 31, 1995 and 1994




                                                                                               UNREALIZED
                                                                                                HOLDING
                                                                                                  GAINS
                                                                                               (LOSSES) ON
                                    PREFERRED       COMMON       CAPITAL        ACCUMULATED    INVESTMENT
                                      STOCK          STOCK       SURPLUS          DEFICIT      SECURITIES       TOTAL
                                    ----------     --------    ----------       -----------    ----------     -----------
Balance, January 1, 1994            $  720,000     $336,760    $2,369,782       $  (965,857)    $ 450,432      $2,911,117

Issuance of preferred stock          1,500,000                                                                  1,500,000

Changes in value of securities
    available for sale                                                                           (729,764)       (729,764)

Net loss                                                                           (101,520)                     (101,520)
                                    ----------     --------    ----------       -----------    ----------     -----------
Balance, December 31, 1994           2,220,000      336,760     2,369,782        (1,067,377)     (279,332)      3,579,833

Issuance of Class C preferred
    stock in lieu of interest
    payments on senior notes           269,408                                                                    269,408

Declaration of preferred stock
    dividends                                                                      (169,500)                     (169,500)
Issuance of Class C preferred
    stock in lieu of dividend
    payments                           169,500                                                                    169,500
Changes in value of securities
    available for sale                                                                            469,402         469,402
Net income                                                                          (57,457)                      (57,457)
                                    ----------     --------    ----------       -----------    ----------     -----------
Balance, December 31, 1995          $2,658,908     $336,760    $2,369,782       $(1,294,334)    $ 190,070     $ 4,261,186
                                    ==========     ========    ==========       ===========    ==========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
for the years ended December 31, 1995 and 1994





                                                                                            1995                    1994
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $   (57,457)             $   (101,520)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                          362,905                   257,884
    Amortization of premiums and accretion of discounts, net                                32,612                   109,054
    Provision for loan losses                                                              861,000                   270,000
    Gain on sale of investment securities available for sale                                 -                       (11,681)
    Changes in:
      Accrued interest receivable and other assets                                         (85,826)                   37,244
      Accrued expenses and other liabilities                                               291,146                   430,053
                                                                                       -----------              ------------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                                            1,404,380                   991,034
                                                                                       -----------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of investment securities available for sale                           -                      2,896,187
  Proceeds from maturities of investment securities available for sale                   6,165,716                 1,763,714
  Proceeds from maturities of investment securities held to maturity                     5,424,000               (10,212,560)
  Purchases of investment securities available for sale                                 (6,059,663)                    -
  Purchases of investment securities held to maturity                                   (5,966,131)                    -
  Net change in loans                                                                   (8,134,084)               (4,035,988)
  Purchase of premises and equipment                                                    (1,237,234)                 (517,489)
                                                                                       ------------             ------------
    NET CASH USED IN INVESTING ACTIVITIES                                               (9,807,396)              (10,106,136)
                                                                                       -----------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Changes in:
    Deposits                                                                            11,029,023                12 509,902
    Securities sold under retail repurchase agreements                                  (1,049,046)                1,241,087
  Proceeds from issuance of preferred stock                                                -                       1,500,000
                                                                                       -----------              ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                                            9,979,977                15,250,989
                                                                                       -----------              ------------
Net increase in cash and cash equivalents                                                1,576,961                 6,135,887

Cash and cash equivalents, beginning of year                                            15,482,689                 9,346,802
                                                                                       -----------              ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                                 $17,059,650              $ 15,482,689
                                                                                       ===========              ============
Noncash financing and investing activities:
  Transfer of loans to other real estate owned                                         $    77,000              $     80,244
  Issuance of Class C preferred stock in lieu of dividend payments                         169,500                     -
  Issuance of Class C preferred stock in lieu of interest payments                         269,408                     -


The accompanying notes are an integral part of the consolidated financial statements.

FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     a. ORGANIZATION: The consolidated financial statements include the accounts of First Independence Corporation (the "Corporation") and its wholly owned subsidiary, First Independence National Bank of Detroit (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

          First Independence Corporation (the "Corporation") is a Michigan corporation organized in March 1984. The Corporation was organized in order to engage in the acquisition, operation, and management of banks and banking related businesses and to engage in such other activities as are permitted and authorized to bank holding companies under the Bank Holding Company Act of 1956, as amended. On January 13, 1986, the Corporation consummated a reorganization and merger pursuant to which the Corporation became the parent bank holding company of First Independence National Bank of Detroit, Detroit, Michigan (the "Bank").

          The Bank was organized in 1969 under the laws of the United States as a minority-owned, community-oriented national bank. The Bank's principal office is in the central business district of Detroit at 44 Michigan Avenue, Detroit, Michigan 48226. It also operates branches in Detroit at 12200 Livernois Avenue, 7020 West Seven Mile Road at Livernois Avenue, and in the Millender Center Office/Apartment complex at 545 Brush Street. The Bank also has a mortgage origination office in Southfield, Michigan, adjacent to Detroit.

          The Bank provides banking services to individuals, businesses, local, state and federal government units, and institutional customers. Its services include demand deposits, savings and time deposits, collections, cash management, night depositories, and consumer, commercial and real estate loans.

     b. MANAGEMENT ESTIMATES AND ASSUMPTIONS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     c. CASH EQUIVALENTS: For purposes of the statement of cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Included in cash and cash equivalents is $80,000 of restricted cash.

     d. INVESTMENT SECURITIES: Investment securities which the Corporation has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Investment securities classified as available for sale are carried at fair market value. Unrealized gains and losses on available for sale securities are classified and reported as a separate component of stockholders' equity until realized. Gains and losses on sales of available-for-sale securities are recognized at the time of the transaction and are determined by the specific identification method.

          Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

     e. ALLOWANCE FOR LOAN LOSSES: The Corporation adopted SFAS 114, "Accounting by Creditors for Impairment of a Loan", as amended by SFAS 118, as of January 1, 1995. Under this standard, a loan is considered impaired, based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adopting of SFAS 114 did not result in any additional provision for loan losses as of January 1, 1995.

          The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from specific assets identified as having greater than a normal risk of loss as well as losses from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flows positions, industry concentrations, delinquencies and other relevant factors.

     f. LOAN FEES: Loan origination and commitment fees and certain direct loan origination costs are deferred and recognized over the lives of the related loans as an adjustment of the yields using the interest method.

     g. INTEREST ON LOANS: Interest on loans is credited to income when earned. An allowance for interest on loans is provided when management considers the collection of the related loans doubtful, and the accrual of interest is suspended when loans become more than 90 days past due, unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral.

     h. PREMISES AND EQUIPMENT: Premises and equipment are carried at cost less accumulated depreciation. Provisions for depreciation and amortization included in operating expenses are computed by the straight-line method over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized ratably over the term of the related lease.

          The cost of major improvements and renewals that extend useful lives is capitalized. Maintenance and repairs are charged to operating expenses in the period incurred. When an asset is retired or disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any profit or loss is included in income.

     i. INCOME TAXES: Income taxes are based on amounts reported in the statement of operations (after exclusion of nontaxable income, principally interest on state and municipal securities) and include deferred income taxes on temporary differences in assets and liabilities for tax and financial statement purposes. No income taxes were paid in 1995 or 1994.

     j. EARNINGS PER COMMON SHARE: Earnings per common share is calculated using net loss less current year preferred dividends divided by averagecommon shares outstanding of 336,760 at December 31, 1995 and 1994.

     k. RECLASSIFICATIONS: Certain amounts in previously issued consolidated financial statements have been reclassified to conform with current year presentation.


2.   CURRENT OPERATING ENVIRONMENT:

     In 1990, the Bank incurred significant net losses which reduced the Bank's capital position to a level considered unacceptable by the regulatory authorities.

     On April 15, 1991, the Bank entered into a written agreement (the "Agreement") with the Office of Comptroller of the Currency (the "OCC") which requires the Bank to achieve and maintain a level of equity capital at least equal to 5.50 percent of its total assets. At December 31, 1995, the Bank's equity capital to total assets ratio was 5.49 percent.

     The Agreement also requires, among other things, that the Bank take measures to maintain a level of liquidity sufficient to sustain the Bank's current operations and to withstand any anticipated or extraordinary demands on the Bank's funding base; develop a three-year capital program; implement a profit plan; establish a loan review system; correct certain violations of law; adopt or revise certain policies; and submit certain plans, policies and procedures, including planned dividend payments, to the OCC for its review and approval. The OCC monitors compliance under the Agreement by receiving periodic reports from the Board of Directors and by performing periodic examinations.

     Due to the Bank's agreement with the OCC, it is legally prohibited from paying dividends to the Corporation. Dividends from the Bank have historically been the principal source of revenue and cash flow of the Corporation. Because the Corporation was unable to make interest payments on its Senior Notes, the Corporation was in technical default as of December 31, 1995 and 1994. The Corporation received waivers from all of the senior noteholders through December 31, 1995. In addition, the Corporation's Board of Directors, at the request of the Federal Reserve Bank of Chicago (the "Federal Reserve Bank"), has adopted a resolution (the "Resolution") providing that the Corporation will not declare or pay any cash dividends or increase its borrowings or incur any additional debt without the prior written consent of the Federal Reserve Bank. The Resolution also provides that the Corporation will submit to the Federal Reserve Bank written plans for improving the Bank's capital position and servicing the Corporation's outstanding debt. Pursuant to the resolution, the Corporation has submitted to the Federal Reserve Bank written plans for increasing the Bank's capital position and servicing the Corporation's outstanding debt. Subject to the approval of the plan, the Corporation may be unable to service its outstanding debt.

     In March 1995, the holders of the senior notes agreed to a reduction of the interest rate on the senior notes from 9 percent to 6 percent retroactive to January 1, 1994. In addition, the Corporation negotiated a reduction in the dividend rate on its Class A and Class B Preferred Stock from 6 percent to 4.75 percent retroactive to January 1, 1994.

     The Board of Directors approved in March 1995, the issuance of approximately 439 shares of Class C Preferred Stock, Series 1994-1, no par value with a fair value of $1,000 per share to the Class A and Class B preferred stockholders and to holders of the senior notes as a partial payment of the cumulative dividends in arrears and accrued interest which had not been paid during 1991 through March 1, 1995 in the case of dividends and through December 31, 1994 in the case of accrued interest. The Series 1994-1 Preferred Stock is not entitled to receive dividends, but a 4 percent dividend will be required to be paid on the Series 1994-1 Preferred Stock before any dividend may be paid on the Common Stock.

     The Board in March 1996 authorized an additional 91 shares of Series 1994-1 Preferred Stock that will be used to pay the cumulative preferred dividends in arrears and the unpaid accrued interest balance as of December 31, 1995. The senior noteholders and Class A and Class B preferred stockholders have agreed to accept the issuance of Class C Series 1994-1 Preferred Stock in lieu of cash payment of the cumulative preferred dividends in arrears and unpaid accrued interest as of December 31, 1995.

2.  CURRENT OPERATING ENVIRONMENT, CONTINUED:

    The Corporation, in June 1996, requested the holders of its Class A and B Preferred Stock and of its $900,000 of senior notes for a waiver of default during 1996 as a result of the Bank's losses. The waiver would not forgive any dividends or interest due in 1996 but would allow the Corporation to make the payments any time in 1997 without penalty.

    After the close of 1995, the Bank identified approximately $645,000 of loans with insufficient collateral and inadequate documentation which were made in late 1995 by a consumer loan officer with no lending authority (acting in collusion with a loan administrator and one or more customers) who circumvented the Bank's internal control system. In addition, about $176,000 of such loans were written by these two employees in January 1996. It also was discovered that these same individuals had written $390,000 of fictitious "loans" in 1995 and $138,000 in January 1996. These persons are no longer employed by the Bank and the unauthorized loan transactions continue to be under active investigation by the Bank and appropriate federal agencies and authorities.

    In response to the unauthorized and fictitious loan activity, the Bank has taken numerous actions. The Bank president's employment was terminated in February 1996; the Chairman, Don Davis, was appointed as interim president and chief executive officer, and a search is being undertaken by the Board for a new president; the Bank has hired a new consumer loan officer and two new loan administrators; an experienced senior auditor has been added to the internal audit department; a loan review consultant has been hired to perform loan file reviews and will submit quarterly reports to the Board of Directors; the Bank's fidelity insurance underwriters have been notified and claims are being prepared with respect to the losses experienced; all 1995 and January 1996 consumer loans were reviewed to identify any additional unauthorized or fictitious loans; the Bank has implemented an automated consumer loan documentation and compliance system; documentation and, in some cases, collateral has been improved with respect to some of the unsecured or inadequately secured consumer loans; and revised and strengthened controls have been instituted in the loan department for consumer loans.

     As a result of the unauthorized and fictitious loan activity, the Bank charged off the $390,000 of fictitious "loans" and $40,000 of interest which had accrued on loans made by the two employees. It also took additional provisions for loan losses in the amount of $240,000 for loans which were insufficiently collateralized and inadequately documented in 1995. In the first quarter of 1996, the Bank charged off the $138,000 of fictitious "loans" which had been booked in January 1996, and made additional provisions for loan losses of $90,000 for the $178,000 of loans for which collateral and documentation were inadequate. These actions resulted in additional charges against income in 1995 of $670,000 directly attributable to the unauthorized loans, yielding a loss for the year of ($57,000) and additional charges against income in the first quarter of 1996 of $228,000 directly attributable to the unauthorized loans, yielding net income for the first quarter of approximately $5,000. The total provision taken for loan losses in 1995 was $861,000 and in the first quarter of 1996 was $317,750.

     Principally as a result of the unauthorized and fictitious loan activity, the Bank was not in compliance with certain provisions of the Agreement as of December 31, 1995. In conjunction with the Bank's continuing investigation of the unauthorized loan activity, the Bank is also investigating whether there was a violation of the legal lending limits. Management believes that the Bank will be in full compliance with the Agreement by the end of 1996.

3.   INVESTMENT SECURITIES:

     Investment securities by contractual maturity at December 31, 1995, including an analysis of unrealized gains and losses, are as follows. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                           1995
                                                               ----------------------------------------------------------
                                                                                  Gross          Gross
                                                                                Unrealized    Unrealized       Market
                                                                   Cost           Gains         Losses          Value
                                                               -----------      ----------    ----------    -------------
U. S. Treasury:
   Maturing within one year                                    $ 6,017,823      $   28,821    $    3,519    $   6,043,125
   Maturing after one, but within five years                     2,650,723          86,402                      2,737,125
                                                               -----------      ----------    ----------    -------------
     Total U. S. Treasury                                        8,668,546         115,223         3,519        8,780,250

U. S. government agencies maturing after one year, but
      within five years                                          3,050,075          60,269                      3,110,344

Mortgage-backed securities maturing after one, but within
      five years                                                   494,641          18,097                        512,738
                                                               -----------      ----------    ----------    -------------
      Total available for sale                                  12,213,262         193,589         3,519       12,403,332
                                                               -----------      ----------    ----------    -------------
U. S. Treasury:
   Maturing within one year                                      2,686,487          24,545                      2,711,032
   Maturing after one, but within five years                     3,961,182          44,131                      4,005,313
                                                               -----------      ----------    ----------    -------------
      Total U. S. Treasury                                       6,647,669          68,676                      6,716,345

U. S. government agencies:
   Maturing within one year                                      1,009,599          11,651                      1,021,250
   Maturing after one year, but within five years                8,914,010          17,936       247,696        8,684,250
                                                               -----------      ----------    ----------    -------------
                                                                 9,923,609          29,587       247,696        9,705,500
Other                                                              167,100                                        167,100
                                                               -----------      ----------    ----------    -------------
      Total held to maturity and other                          16,738,378          98,263       247,696       16,588,945
                                                               -----------      ----------    ----------    -------------
TOTAL INVESTMENT SECURITIES                                    $28,951,640      $  291,852    $  251,215    $  28,992,277
                                                               ===========      ==========    ==========    =============

     Sales of investment securities resulted in realized gross gains and losses of $18,320 and $6,689, respectively, for the year ended December 31, 1994. There were no realized gross gains or losses for the year ended December 31, 1995.

     Investment securities of $16,198,962 at December 31, 1995 were pledged for public deposits, including State of Michigan deposits of $662,981 and for other purposes as required by law. Investment securities of $5,583,004 at December 31, 1995 have been sold under repurchase agreements.

4.   ALLOWANCE FOR LOAN LOSSES:

     The activity in the allowance for loan losses for 1995 and 1994 is summarized below:


                                            1995            1994
       Balance, January 1                 $  804,839    $  768,573
       Provision for loan losses             861,000       270,000
       Loans charged off                    (763,069)     (438,367)
       Recoveries on loans charged off       261,064       204,633
                                          ----------    ----------
       Balance, December 31               $1,163,834    $  804,839
                                          ==========    ==========

     Total loans on which the accrual of interest has been discontinued amounted to approximately $1,958,000 and $498,000 at December 31, 1995 and 1994, respectively.

     At December 31, 1995, the total recorded investment in impaired loans, as defined by SFAS 114, was $3,137,000. The total allowance for loan losses related to impaired loans was $893,000 at December 31, 1995. Interest income on impaired loans is recognized primarily on a cash basis. During 1995 and 1994, the amount of interest income recognized on impaired loans was insignificant. The amount of interest income that would have been accrued on the loans on nonaccrual status of December 31, 1995, had those loans remained current was approximately $98,000.

5.   PREMISES AND EQUIPMENT:

     Premises and equipment at December 31, 1995 are summarized as follows:

       Land and land improvements                              $   481,314
       Buildings                                                 2,073,550
       Furniture and fixtures                                    3,401,675
       Leasehold improvements                                      534,551
                                                                ----------

                                                                 6,491,090
       Less accumulated depreciation and amortization           (2,850,906)
                                                                ----------

                                                               $ 3,640,184
                                                               ===========

     The total depreciation expense for the years ended December 31, 1995 and 1994 was $362,905 and $257,884, respectively.

6.   DEPOSITS:

     Included in noninterest-bearing deposits at December 31, 1995 are public fund deposits of $11,293,973.

     Interest-bearing deposits include $20,736,611 of time certificates of deposit of $100,000 or more at December 31, 1995.

     Interest paid for the years ended December 31, 1995 and 1994 was $1,494,357 and $1,223,022, respectively.

     Deposits at December 31, 1995 are as follows:

        Demand deposits                                 $26,847,015
        NOW accounts                                      6,588,010
        Savings deposits                                 15,942,983
        Certificates of deposit                          35,337,916
                                                        -----------
              Total                                     $84,715,924
                                                        ===========

7.   NOTES PAYABLE:

     Notes payable outstanding at December 31, 1995 are as follows:

       Senior notes, 6 percent, due in 2002.  In 1995, the Corporation negotiated a reduction in the interest rate from 9
           percent to 6 percent retroactive to January 1, 1994. The
           senior notes require semiannual interest payments and
           may be prepaid at any time without penalty provided the
           Corporation is not in default of payment of dividends to
           preferred shareholders                                      $900,000
                                                                       ========

     The Corporation paid interest on the notes through December 31, 1994 by issuing Class C preferred stock to noteholders. At December 31, 1995, the Corporation was in default on the 1995 interest payments due on the senior notes. The Board of Directors, in March 1996, authorized an additional 59 shares of Series 1994-1 Preferred Stock that will be used to pay the unpaid interest balance as of December 31, 1995.

8.   STOCKHOLDERS' EQUITY AND REGULATORY MATTERS:

     Preferred stock at December 31, 1995 is comprised of the following:

                                                       Issued and
                                                       Outstanding
                                   Authorized     ---------------------
           Description             Shares         Shares       Amount
           -----------             ----------     ------     ----------
Preferred stock:
  Class A, par value $100             4,000        4,000     $  400,000
  Class B, par value $100             3,000        3,200        320,000
  Class C, no par value             100,000        1,939      1,938,908
                                                             ----------
                                                             $2,658,908
                                                             ==========

     Class A and Class B preferred stockholders are entitled to 4.75 percent cumulative semiannual dividends payable March 1 and September 1. In 1995, the Corporation negotiated a reduction in the dividend rate from 6 percent to 4.75 percent retroactive to January 1, 1994. As of December 31, 1995, aggregate and per share cumulative preferred dividends in arrears were $31,500 and $4.38 per share of Class A and Class B Preferred Stock, respectively.

     As discussed in Note 2, the Corporation declared and paid dividends to Class A and Class B preferred stockholders through March 1, 1995 by issuing them Class C preferred stock. At December 31, 1995, the Corporation was in default on the September 1, 1995 dividend payment.
     All of the holders of Class A and Class B preferred stock waived dividend payment defaults through December 31, 1995, and agreed to accept additional Class C preferred stock as payment in lieu of cash dividends through that date.

     In the event the Corporation shall be in default of the payment of four consecutive semiannual preferred dividends, Class A preferred stockholders will be entitled to elect three additional members to the Corporation's Board of Directors until such time that the cumulative dividends are paid in full.

     The Board of Directors, in March 1996, authorized an additional 43 shares of Series 1994-1 preferred stock that will be used to pay the cumulative preferred dividends in arrears balance as of December 31, 1995.

     The Corporation, at its option, subject to provisions of applicable law and such regulatory agency approvals as may be necessary, may redeem the Class A and Class B preferred shares at prices ranging from $110 per share until December 31, 1997 and $120 per share thereafter. In the event redemption in excess of par value is prohibited by law, the redemption price of preferred stock shall be its par value.

8.   STOCKHOLDERS' EQUITY AND REGULATORY MATTERS, CONTINUED:

     Class C Preferred stock is authorized by the Articles of Incorporation, but the rights and preferences of this stock are established by the Board of Directors when it authorizes the issuance of a series of Class C Preferred Stock. At December 31, 1995, there were two series of such stock authorized for issuance: 1,500 shares of Series MI-1 Preferred Stock, which are all issued and outstanding and 588 shares of Series 1994-1 Preferred Stock, of which 439 shares were issued and outstanding at December 31, 1995.

     The Class C Preferred Stock, Series MI-1, was issued to the Michigan State Housing Development Authority in October 1994 for $1.5 million. The Series MI-1 stock is entitled to an annual, noncumulative 6 percent dividend. Dividends are payable only from net income of the Corporation earned in the calendar year for which the dividend is paid. If there were no such earnings, no dividend would be required to be paid. The Series MI-1 stock is subject to certain restrictions on transfer, and it may be converted in certain circumstances into 136,363 shares of common stock.
     It may be redeemed at the face value at any time by the Corporation.

     As discussed in Note 2, 439 shares of Class C Preferred Stock, Series 1994-1, were issued in March 1995 to the holders of the Corporation's Class A and Class B Preferred Stock and its senior capital notes as payment of dividends and interest. The Series 1994-1 Preferred Stock has no voting rights and is entitled to receive dividends only at the discretion of the Board of Directors. Its dividend rights are subordinate to those of the holders of the Series MI-1 Preferred Stock described above. However, a dividend equal to 4 percent of the $1,000 face value of the stock must be paid to the holders of the Series 1994-1 Preferred Stock before any dividends may be paid to the common stockholders in any calendar year. The Series 1994-1 Preferred Stock may be redeemed by the Corporation at the face value prior to December 31, 1998. Thereafter, until December 31, 2002, the redemption price per share will increase annually. There also are limitations on the transferability of this stock.

     The Bank is subject to various regulatory capital requirements. As of December 31, 1995, the Bank complied with all regulatory minimums. In addition, the Bank is subject to the OCC's regulation regarding prompt corrective action which categorizes banks according to five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. The rules generally provide that a financial institution is "well capitalized" if its total risk-based ratio is 10 percent or greater, its ratio of core capital to risk-based assets is 6 percent or greater, its core capital (leverage) ratio is 5 percent or greater. Regardless of a bank's capital level, no bank is considered "well capitalized" if it is subject to a cease and desist order, formal agreement, capital directive or any other directives that require the bank to achieve or maintain a higher level of capital.

     At December 31, 1995, because the Bank is under the 1991 agreement, as discussed in Note 2, the Bank is considered "adequately capitalized."

9.   DIVIDEND LIMITATION:

     At December 31, 1995, there were no undistributed earnings of the Bank available for distribution to the Corporation as dividends without regulatory approval.

10.  INCOME TAXES:

     The components of deferred income tax assets and liabilities as of December 31, 1995 are as follows:

                                                                 Deferred
                                                                   Taxes
                                                                 --------
Deferred tax assets:
  Bad debt reserve                                                 $   320,189
  Net operating loss carryforward                                      660,637
  Other                                                                169,838
                                                                   -----------
    Total deferred tax assets                                        1,150,664

  Less valuation allowance                                          (1,055,229)
                                                                   -----------
    Net deferred tax assets                                             95,435
                                                                   -----------
Deferred tax liabilities, depreciation                                  95,435
                                                                   -----------
    Total deferred tax liabilities                                      95,435
                                                                   -----------
    Total deferred taxes                                                -
                                                                   ===========

     Under SFAS No. 109, a valuation allowance is recorded for the portion of the deferred tax asset that is not more likely than not to be realized.

     Federal income tax expense consisted of the following:

                                                               1995       1994

       Federal income taxes computed at the statutory rate  $(20,100) $(35,000)
       Income from tax-exempt securities and loans            (3,200)   (4,000)
       Operating losses for which an income tax benefit is
         not currently available                              23,300    39,000
       Utilization of net operating loss carryforwards           -        -
                                                            --------   -------
                                                               -          -
                                                            ========   =======

     At December 31, 1995, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $1,966,000 which, if not used, will expire beginning in 2005.

11.  COMMITMENTS AND CONTINGENCIES:

     The Bank leases certain office and branch premises and equipment under operating lease agreements. Total rental expense for all operating leases aggregated $257,306 and $318,696 in 1995 and 1994, respectively. Future minimum rentals under noncancelable operating leases as of December 31, 1995 are as follows:

       Year ending December 31:
         1996                                           $180,006
         1997                                            147,843
         1998                                            100,706
         1999                                             90,000
         2000                                             90,000
         Later years                                     292,500
                                                        --------
                                                        $901,055
                                                        ========

     The Bank is required to maintain minimum average balances with the Federal Reserve Bank of Chicago. Included in cash and due from banks in the accompanying consolidated balance sheet is approximately $300,000 of balances for the year ended December 31, 1995.

11.  COMMITMENTS AND CONTINGENCIES, CONTINUED:

     In May 1993, a jury verdict was entered against the Corporation, a nonoperating subsidiary of the Bank, certain directors and another former officer thereof, in the amount of $320,000, in a suit filed by a former officer of the Bank alleging wrongful termination of his employment and retaliatory discharge. After several post-trial hearings, a judgment was entered on the verdict in October 1994. Although an accrual in the amount of the judgment has been recorded in the consolidated financial statements, the Corporation has appealed the judgment and is vigorously pursuing a reversal.

     The Corporation and the Bank are party to various other legal matters at December 31, 1995. Although the amount of liability, if any, at December 31, 1995, with respect to these pending actions cannot be ascertained, in the opinion of management, any resulting liability will not materially affect the consolidated financial statements of the Corporation as of December 31, 1995.

12.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK AND
     CONCENTRATIONS OF CREDIT RISK:

     The Bank is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and commercial letters of credit. The instruments involve, to varying degrees, elements of credit and interest risk in excess of the amount recognized in the consolidated balance sheet. The Bank uses the same credit policies in making commitments as it does for on balance sheet instruments. At December 31, 1995, the Bank had commitments under commercial letters of credit of $567,500.

     Commitments to extend credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Total commitments to extend credit at December 31, 1995 are $12,728,000. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer on a case-by-case basis.

     The Bank's lending is concentrated in the local metropolitan Detroit market.

     The Bank sells federal funds and maintains deposits with other banks in amounts which exceed FDIC insurance coverage. At December 31, 1995, approximately $15,622,000 of such balances were uninsured.

13.  RELATED PARTY TRANSACTIONS:

     Directors and executive officers of the Corporation and the Bank (including those persons' affiliates, family members and companies of which they are principal owners) were loan customers of and had other transactions with the Bank. It is the Bank's policy that all such loans and commitments be made on substantially the same terms as those for comparable transactions with other persons.

     Loans to related parties amounted to $520,854 at December 31, 1995.

     The Bank paid fees for advisory and legal services of approximately $86,800 in 1995 to Feikens, Vander, Male, Stevens, Bellamy & Gilchrest P.C. Director Van Wyke is a member of this firm. In 1994, $60,000 was paid for legal services to a consulting firm owned by Director Van Wyke.

14.  FIRST INDEPENDENCE CORPORATION EMPLOYEE STOCK OWNERSHIP PLAN:

     In November 1986, the Corporation adopted the First Independence Corporation Employee Stock Ownership Plan. All salaried employees of the Corporation and its subsidiary who have at least one year of service and who are at least age 21 are eligible to participate. There were no contributions to the plan during 1995 and 1994.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following table presents the carrying amounts and fair values of financial instruments at the dates indicated. SFAS 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                                       December 31, 1995
                                                                --------------------------------
                                                                    Carrying           Fair
                                                                    Amount             Value
                                                                -------------      -------------
     Cash and cash equivalents                                  $  17,059,650      $  17,059,650
     Investment securities                                         29,141,710         28,992,277
     Loans:
       Commercial                                                   7,937,829          8,483,000
       Commercial real estate                                       9,993,535         10,065,000
       Residential real estate                                     15,553,623         15,974,000
       Consumer                                                    11,229,447         12,003,976

     Deposits:
       Demand                                                      26,847,015         26,847,015
       Now                                                          6,588,010          6,588,010
       Saving                                                      15,942,983         15,942,983
       Certificates of deposit                                     35,337,916         35,772,000

     Securities sold under retail repurchase agreements             3,774,578          3,774,578
     Note payable                                                     900,000            817,182

     SFAS 107 requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

     The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets fair value.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED:

     Fair values for investment securities and mortgage-backed securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Fair values for the Corporation's loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

     The fair values of checking and NOW accounts, money market accounts and savings deposits are the amounts payable on demand at the reporting date. The fair value for fixed-maturity time deposits is estimated using a discounted cash flow calculation using the rates currently offered for deposits with similar remaining maturities.

     The fair values of the Corporation's debt are estimated using discounted cash flow analyses, based on the Corporation's current incremental borrowing rates for debt with similar terms and remaining maturities.

     Fair values of the Corporation's off-balance sheet instruments (interest rate instruments, guarantees and credit commitments) are based on current settlement or termination values and on fees currently charged to enter into similar agreements, given the remaining terms of the agreements and the counterparties' credit standing.

16.  CONDENSED FINANCIAL STATEMENTS OF THE CORPORATION:

     The Corporation's condensed balance sheet as of December 31, 1995, and the related condensed statements of operations and cash flows for each of the two years in the period ended December 31, 1995 are as follows:

                                                           BALANCE SHEET

                                                               ASSETS

      Cash on deposit with First Independence National Bank of Detroit*                         $     35,610
      Loan receivable, related party                                                                 115,000
      Accrued interest                                                                                   808
      Investment in First Independence National Bank of Detroit*Bank of Detroit*                   5,377,718
                                                                                                 -----------

                    Total assets                                                                 $ 5,529,136
                                                                                                 ===========
                                               LIABILITIES AND STOCKHOLDERS' EQUITY

      Liabilities:
        Other liabilities                                                                        $   367,950
        Notes payable                                                                                900,000
                                                                                                 -----------

          Total liabilities                                                                        1,267,950

      Stockholders' equity                                                                         4,261,186
                                                                                                 -----------

          Total liabilities and stockholders' equity                                             $ 5,529,136
                                                                                                 ===========
      *Eliminated in consolidation.

                                                      STATEMENT OF OPERATIONS

                                                                                           1995          1994
     Revenue:
       Equity in net income of First Independence National Bank of Detroit             $ (31,776)      $  393,004
       Interest income                                                                     1,418             -
                                                                                       ---------       ----------
         Total revenue                                                                   (30,358)         393,004
                                                                                       ---------       ----------

     Expenses:
       Interest on borrowings, net of forgiveness in 1995 of $27,000                      27,000           81,000
       Other operating expenses                                                               99          413,524
                                                                                       ---------       ----------

         Total expenses                                                                   27,099          494,524
                                                                                       ---------       ----------

         Net loss before income taxes                                                  $ (57,457)      $ (101,520)
                                                                                       =========       ==========

16.  CONDENSED FINANCIAL STATEMENTS OF THE CORPORATION, CONTINUED:

                           STATEMENT OF CASH FLOWS


                                                                             1995      1994
                                                                             ----      ----
     Cash flows from operating activities:
       Net loss                                                          $   (57,457)  $  (101,520)
       Adjustments to reconcile net loss to net cash used in
           operating activities:
         Equity in net income of First Independence
           National Bank of Detroit                                           31,776      (393,004)
         Increase in loan receivable, related party                         (115,808)          -
         Decrease in other liabilities                                        27,000       401,000
                                                                         -----------   -----------

         Net cash used in operating activities                              (114,489)      (93,524)
                                                                         -----------   -----------

     Cash flows from financing activities:
       Investment in First Independence National Bank                          -        (1,256,476)
       Proceeds from issuance of preferred stock                               -         1,500,000
                                                                         -----------   -----------

         Net cash provided by financing activities                             -           243,524
                                                                         -----------   -----------

     Net increase (decrease) in cash                                        (114,489)      150,000
     Cash, beginning of year                                                 150,099            99
                                                                         -----------   -----------

     Cash, end of year                                                   $    35,610   $   150,099
                                                                         ===========   ===========
     Noncash financing and investing activities:
       Issuance of Class C preferred stock in lieu of dividend           $   169,500         -
         payments
       Issuance of Class C preferred stock in lieu of interest               269,408         -
         payments

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information below regarding the persons who were the Corporation's directors at December 31, 1995 is presented as of April 12, 1996, and is based on information provided by the persons named.



  Name and Principal                                       Bank                  Shares of Common
  Occupation or Employment                               Director                Stock of Corporation            Percent of
  for Last Five Years (a)                               Since (b)       Age     Beneficially Owned (c)          Common Stock
  ------------------------                              ---------       ---     ----------------------          ------------

Don Davis (d) ...............................             1980          57              198,455(c)                 59.01
 Interim Chief Executive Officer of
 the Bank and the Corporation
 (March, 1996 - present);
 Chairman of the Board of the
 Corporation and of the Bank;
 President, United Sound Systems,
 Inc. and President, Conquistador/
 Groovesville Music, Inc.,
 record producers and recording
 studios; President, Liberty Risk
 Management, Inc., insurance
 agency; President Mahogany Investment
 Advisors, investment advisory firm.


Dr. Charles E. Morton........................             1969          70                  700(c)(d)                  *
 Emeritus Pastor, Metropolitan Baptist
 Church; Adjunct Professor of
 Philosophy, Oakland University.

Richard W. Shealey...........................             1991          52                  687(c)(d)                  *
 President and Chief Executive
 Officer of the Corporation and
 the Bank (1992-Feb, 1996); President and
 Chief Operating Officer of the Bank
 (1991-1992); President and Managing
 Director, Sylvanus Corporation,
 a privately-owned equipment
 leasing and financial services
 firm (1988-1991).

Dennis H. Silber.............................             1980          56                2,124(c)(d)                  *
 Vice President and Chief Executive
 Officer, Fred Silber Co., distributor
 of merchandise for outdoor amusement


and promotional industries.



Gerald Van Wyke..............................             1989          52                  334(d)                     *
 Attorney, Feikens, Vander Male, Stevens,
 Bellamy & Gilchrist, P.C. (1994-present);
 President, Covington Group, Inc.,
 business consulting and merchant
 banking company (1988-1994);

Eloise C. Whitten............................             1983          66                  334(d)                     *
 Director, Michigan Department
 of Social Services

All directors and officers
 as a group (8 persons including                                                        203,777                    60.51
 those named above)




  (a) Each of the persons named in the table currently is a director of the Corporation and the Bank and is serving a term that will end at the 1996 Annual Meeting or when a successor is elected and qualified.

  (b) The Corporation was formed in 1986 and all directors have been directors of the Corporation since its formation except those persons for which a year after 1986 is shown.

  (c) Each director possesses sole voting and investment power with respect to the shares shown unless indicated otherwise below. The numbers of shares shown for Mr. Don Davis and Mr. Richard W. Shealey include 3,845 shares allocated to their respective accounts under the First Independence Corporation Employee Stock Ownership Plan for which they each have only sole voting power. The number of shares shown for Dr. Morton includes 300 shares held jointly with his wife in which they share voting and investment power. The number of shares shown for Mr. Silber include 1,790 shares owned jointly with his wife in which they share voting and investment power.

  (d) Excludes option to purchase up to 3,000 shares of Common Stock at $5 per share for a five-year period ending May 23, 2000. The options are not exercisable until September 25, 1996. Also excludes Mr. Shealey's option to purchase up to 37,417 shares at $5.00 per share until July 9, 1999 beginning September 25, 1996. Mr. Shealey's option is terminated with his employment on February 23, 1996.

  *Less than one percent.

  Mr. Shealey's employment by the Corporation and the Bank terminated February 23, 1996. In addition to Mr. Don Davis and Richard W. Shealey listed in the table above, executive officers of the Corporation, as of December 31, 1995, included Rose Ann Lacy, Senior Vice President and Chief Financial Officer of the Corporation since 1989 and of the Bank since 1986, John Boudreau, Senior Vice President -Administration of the Bank since 1994, and Brian Kimball, Senior Vice President - Senior Loan Officer of the Bank since November, 1995. Prior to joining the Bank, Mr. Boudreau was Chief Financial Officer at Recall Management Corporation, Boston, MA (1991-1994); Chief Financial Officer and Treasurer (1991) and Controller (1989-1991) of Coolidge Bank & Trust, Boston, MA. Prior to joining the Bank, Mr. Kimball was Senior Vice

  President and Senior Loan Officer at First National Bank in Macomb County from 1987-1995.

  Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors and certain officers, and persons who own more than ten percent of the Corporation's Common Stock to file with the SEC initial reports of beneficial ownership and reports of changes of beneficial ownership of Common Stock. These officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Corporation with copies of these reports. Directors Morton, Shealey, Silber, Van Wyke and Whitten filed such reports late with respect to the stock options awarded to them on September 25, 1995. Based solely on review of the copies of such reports furnished to the Corporation and written representations that no other reports were required, the Corporation believes that all other Sections 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were fulfilled.


  ITEM 10.  EXECUTIVE COMPENSATION

  The following table presents the cash compensation paid to the Corporation's Chairman of the Board and to the President during 1993-1995. No other executive officer received total annual salary and bonus exceeding $100,000 in 1993 - 1995 and Mr. Davis' total compensation in 1993-1994 also was less than that amount.


                      Principal                                    Relocation
  Name                Position              Year  Salary    Bonus  Allowance
  ------------------  ---------------       ----  --------  -----  ----------

  Don Davis           Chairman of the
                      Board of Directors
                      of the Corporation
                       and the Bank         1995  $106,848    -       -

  Richard W. Shealey  President and         1995   129,909    -       -
                      Chief Executive       1994   119,000    -       -
                      Officer and           1993    95,000    -    $25,000
                      Director of the
                      Corporation and
                      the Bank



  Richard W. Shealey's employment by the Bank terminated February 23, 1996. Fringe benefits and perquisites paid to Mr. Shealey in 1995 were less than 10% of his total annual salary plus bonus.

  Richard W. Shealey had a three-year contract with the Bank which would have terminated July 8, 1997, under which he was paid a salary of $125,000 per year plus a car allowance of $500 per month. The contract provided that, upon termination, he would receive a severance payment of three (3) months' base compensation, benefits and outplacement services. The contract provided for the creation and adoption by the Board of Directors of a bonus plan. No bonuses were paid in 1995. In addition, the contract provided for a stock option plan pursuant to which Mr. Shealey would be granted options to purchase new unregistered shares of common stock equal to a maximum of 10% of the outstanding common stock at the date of grant. He was granted stock options as set forth below.

  On September 25, 1995, the Board appointed a Stock Option Committee which granted the stock options summarized below to the named officer and directors pursuant to the 1995 Employee Stock Option Plan which was presented to, and approved by, the Corporation's shareholders at the 1995 annual meeting of shareholders. The Plan as proposed and adopted provided for a grant of options to the directors who had served the
  Corporation for at least five years.   Mr. Shealey's options expired on
  February 23, 1996 when his employment terminated.


                     Number of        % of Total
                     Securities       Options Granted   Exercise of                       Potential Realizable Value at
                     Underlying       to Employees      Base Price                        Assumed Annual Rates of Stock
      Name           Option Granted   in Fiscal Year    Per Share     Expiration Date     Price Appreciation for Option Term
      ----           --------------   ---------------   -----------   ---------------     ----------------------------------
                                                                                                   5%             10%
                                                                                                   --             ---
  Richard W. Shealey     37,417       100%              $5/share      July 09, 1999             $40,333         $86,841
  Rev. C. Morton          3,000       *                 $5/share      May 23, 2000                4,144           9,158
  Dennis Silber           3,000       *                 $5/share      May 23, 2000                4,144           9,158
  Gerald Van Wyke         3,000       *                 $5/share      May 23, 2000                4,144           9,158
  Eloise Whitten          3,000       *                 $5/share      May 23, 2000                4,144           9,158


  _____________________________
  *None of the options shown above was exercised by any of the holder The estimated value at the time of grant was $4.45 per share.


  The Corporation and the Bank do not presently have any long-term incentive compensation plans, except the Corporation's Employee Stoc Ownership Plan and the 1995 Employee Stock Option Plan which are described below.

  The Corporation's Employee Stock Ownership Plan is qualified under
  Section 401(a) of the Internal Revenue Code of 1986. All employees of the Corporation and the Bank who have at least one year of service and who are at least age twenty-one are eligible to participate. All shares of stock in the plan are allocated to the accounts of the participants. Unvested shares forfeited by terminated employees are reallocated among all Plan participants as of the last day of the year of forfeiture in the proportion which each participant's annual compensation bears to the total annual compensation of all Plan participants. As of December 31, 1995, there were 3,845 shares allocated under the Plan to Don Davis' account. No contributions were made to the plan during 1995. Thus, there was no change in the total shares held in the Plan.

  The Employee Stock Option Plan was adopted in 1995. It authorizes the issuance of up to 67,352 shares of Common Stock to key salaried employees and directors of the Corporation as an incentive to such key employees. Options granted under the Plan may be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 or they may be non-qualified options which do not meet the requirements of that section. The Plan is administered by a stock option committee. At April 12, 1996, there were 55,352 shares available for option under the Plan and options were outstanding and unexercised for 12,000 shares.

  Directors who were not officers were paid the following fees for Bank Board of Directors and Committee meetings: a monthly stipend of $200; a meeting fee of $240 for each Board meeting; and $100 for each Committee meeting. No fees are paid for attendance at the Corporation's Board or Committee meetings.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

  The following table furnishes information, as of April 12, 1996, with respect to persons known to the Corporation to be beneficial owners of more than five percent of the Corporation's common stock, its only class of voting securities. The table also shows the only management ownership of other equity securities of the Corporation.

TITLE         NAME AND ADDRESS OF           AMOUNT AND NATURE OF      PERCENT OF
OF CLASS      BENEFICIAL OWNER              BENEFICIAL OWNERSHIP      CLASS
- --------      ----------------              --------------------      -----

Common        Don Davis                     198,721 (a)               59.01%
Stock         44 Michigan Avenue
              Detroit, Michigan

Common        First Independence             36,363 (b)               10.80%
Stock         Corporation
              Employee Stock Ownership
              Trust
              44 Michigan Avenue
              Detroit, Michigan

Class A       Don Davis                       3,000                   75.00%
Preferred     44 Michigan Avenue
              Detroit, Michigan

Class C       Don Davis                          70.625               16.41%
Preferred     44 Michigan Avenue
(Series       Detroit, Michigan
1994-1)

  ---------------------
  (a) Each owner possesses sole voting and investment power with respect to the shares shown, except that the number of shares shown for Mr. Davis includes 3,845 shares allocated to his account under the First Independence Corporation Employee Stock Ownership Plan, for which he has sole voting power.

  (b)  The total shares shown for the First Independence Employee
       Stock Ownership Trust are voted by the trustee, except that participants in the Plan are entitled to direct the trustee as to the manner of voting shares allocated to their accounts.

  Other information about the beneficial ownership of the Corporation's equity securities by its management is included above in "Item 10. Directors and Executive Officers of the Registrant."

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  In the ordinary course of its business, the Bank had during 1995, and expects to have in the future, transactions with some of its and the Corporation's directors, officers, and shareholders, and their families and the companies with which they are associated. All such transactions, which included commitments for loans and loans by the Bank, were based on terms, including rates, collateral and repayment terms, substantially the same as those prevailing at the time for comparable transactions with other persons, and in the opinion of the Corporation's Board of Directors and management, such transactions did not and do not involve more than the normal risk of collectibility or present other unfavorable features.

  During 1995, the Bank paid approximately $86,800 in legal fees to Feikens, Vander Male, Stevens, Bellamy & Gilchrist, P.C. In 1994, the Bank paid approximately $60,000 of legal fees to Covington Group for legal services. Gerald Van Wyke, a director of the Corporation, was a member of Feikens, Vander Male, Stevens, Bellamy & Gilchrist, P.C. in 1995 and in 1994 he was the President of the Covington Group. The Board believes that the fees paid were reasonable and competitive for the services rendered.

  ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

  (a)1. The financial statements listed in the accompanying Index to Consolidated Financial Statements, on page 40 are filed as part of this report.

  (a)2.  Schedules to the Consolidated Financial Statements required by
  Article 9 of Regulation S-X are not required, inapplicable, or the required information has been disclosed elsewhere.

  (a)3.  List of Exhibits:


     EXHIBIT NUMBER         DESCRIPTION

       3 Articles of Incorporation and By-Laws of the registrant were previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-15777) and are incorporated herein by reference. Amendments to Articles of Incorporation authorizing additional common stock, authorizing Class C Preferred Stock, crediting the terms and conditions of Class C Preferred Stock, Series 1994-1, and Series MI-1, were set forth as Exhibits to the Proxy Statement dated
                            September 8, 1994.

       4 Instruments defining the rights of security holders are the Articles of Incorporation and By-Laws (see Exhibit 3, above) and certain debt instruments which do not authorize an amount of debt exceeding 10 percent of the Corporation's assets. The Corporation agrees to furnish such instruments to the Commission on request.

        10.(i)-1 Agreement by and between First Independence National Bank and the Office of the Comptroller of the Currency dated as of April 15, 1991, was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-15777)and is incorporated herein by reference.

        10.(ii)(A)-1        Agreement by and between First Independence
                            National Bank and Richard W. Shealey dated as of July 8, 1994, (P) was previously filed as
                            Exhibit 10.B. to the Annual Report on Form 10-K for the year ended December 31, 1994 (File
                            No. 0-15777) and is incorporated herein by reference.

        10.(ii)(A)-2        1995 Employee stock Option Plan of First
                            Independence Corporation, adopted at annual shareholders meeting on May 23, 1995, was set forth as Exhibit A to the Proxy Statement dated
                            April 18, 1995 (File No. 0-15777) and is
                            incorporated herein by reference.

        99(A) Letter of authorization from the Federal Reserve Bank of Chicago to First Independence Corporation to incur additional debt, dated August 23, 1991, was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-15777) and is incorporated herein by reference.

        99(B) Letter from the Federal Reserve Bank of Chicago dated September 28, 1994, approving terms and conditions of Class C Preferred Stock, Series MI-1, and Class C Preferred Stock, Series 1994-1 was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-15777) and is incorporated herein by reference.

        10.(i)-2 Stipulation and consent to the issuance of a consent order, and the consent order by and between First Independence National Bank and the Office of the Comptroller of the Currency dated October 7, 1992 was previously filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-15777) and is incorporated herein by reference.


        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the fourth quarter of 1994.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST INDEPENDENCE CORPORATION



/s/ Don Davis
- -----------------------------------------
Don Davis
Chairman of the Board,
  Interim President and Chief
  Executive Officer of the Corporation
  and the Bank
(Principal executive officer)

Date: April 12, 1996



/s/ Rose Ann Lacy
- -----------------------------------------
Rose Ann Lacy
Senior Vice President and Chief
  Financial Officer
(Principal Financial Officer and
  Principal Accounting Officer)

Date: April 12, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Don Davis*
- -----------------------------------------
Don Davis
Chairman of the Board of Directors
  of the Corporation and the Bank

Date: April 12, 1996


Dr. Charles E. Morton*
- -----------------------------------------
Dr. Charles E. Morton
Director

Date: April 12, 1996


Dennis H. Silber
- -----------------------------------------
Dennis H. Silber
Director

Date:  April 12, 1996


Gerald Van Wyke*
- -----------------------------------------
Gerald Van Wyke
Director

Date: April 12, 1996


Eloise C. Whitten*
- -----------------------------------------
Eloise C. Whitten
Director

Date: April 12, 1996


*By:/s/ Rose Ann Lacy
    -------------------------------------
     Rose Ann Lacy
     Attorney-in-Fact
Date: April 12, 1996

[ARTICLE] 9

[PERIOD-TYPE]                   YEAR
[FISCAL-YEAR-END]                          DEC-31-1995
[PERIOD-START]                             JAN-01-1995
[PERIOD-END]                               DEC-31-1995
[CASH]                                       2,809,650
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                            14,250,000
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                 12,403,332
[INVESTMENTS-CARRYING]                      16,738,378
[INVESTMENTS-MARKET]                        16,588,945
[LOANS]                                     44,714,434
[ALLOWANCE]                                  1,163,834
[TOTAL-ASSETS]                              94,616,995
[DEPOSITS]                                  84,715,924
[SHORT-TERM]                                 3,774,578
[LIABILITIES-OTHER]                            965,307
[LONG-TERM]                                    900,000
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                  2,658,908
[COMMON]                                       336,760
[OTHER-SE]                                   1,075,448
[TOTAL-LIABILITIES-AND-EQUITY]              94,616,995
[INTEREST-LOAN]                              4,067,713
[INTEREST-INVEST]                            1,790,549
[INTEREST-OTHER]                               568,088
[INTEREST-TOTAL]                             6,431,750
[INTEREST-DEPOSIT]                           1,494,357
[INTEREST-EXPENSE]                           1,825,693
[INTEREST-INCOME-NET]                        4,606,057
[LOAN-LOSSES]                                  861,000
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                              5,719,441
[INCOME-PRETAX]                               (57,457)
[INCOME-PRE-EXTRAORDINARY]                    (57,457)
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                  (57,457)
[EPS-PRIMARY]                                    (.27)
[EPS-DILUTED]                                    (.27)
[YIELD-ACTUAL]                                    4.81
[LOANS-NON]                                      1,958
[LOANS-PAST]                                       943
[LOANS-TROUBLED]                                     0
[LOANS-PROBLEM]                                    236
[ALLOWANCE-OPEN]                               804,839
[CHARGE-OFFS]                                  763,069
[RECOVERIES]                                   261,065
[ALLOWANCE-CLOSE]                            1,163,835
[ALLOWANCE-DOMESTIC]                         1,163,835
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0

                                 Exhibit Index
                                 -------------

Exhibit No.                     Description
- -----------                     -----------
    27                          Financial Data Schedule