Form 10QSB
period 1996-03-31
FIRST INDEPENDENCE CORP
filed 1996-06-28
CIK 745140

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 1O-QSB

(Mark One)

[x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996

[ ]    Transition report under Section 13 or 15 (d) of the
       Exchange Act

For the transition period from                            to
                               --------------------------

- --------------------------------

Commission file number: 0-15777

                         FIRST INDEPENDENCE CORPORATION
                         ------------------------------
              (Exact Name of Small Business Issuer in Its Charter)

       Michigan                                              38-2583843
       --------                                              ----------
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

                                 Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value - 336,760 shares as of June 21, 1996.

                         FIRST INDEPENDENCE CORPORATION

                                     INDEX

                                                                        PAGE
Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Consolidated Balance Sheet
      March 31, 1996                                                      3

Consolidated Statement of Income
      Three Months Ended March 31, 1996 and 1995                          4

Consolidated Statement of Cash Flows
      Three Months Ended March 31, 1996 and 1995                          5

Notes to Consolidated Financial Statements                            6 - 7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations          8 - 13

Part II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                             14

Item 2.    Changes in Securities                                         14

Item 3.    Defaults upon Senior Securities                               14

Item 4.    Submission of Matters to a Vote of Security Holders           14

Item 5.    Other Information                                             14

Item 6.    Exhibits and Reports on Form 8-K                              14

Signatures                                                               15

                FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                                                                     March 31
       ASSETS                                                          1996
       Cash and due fom banks                                    $   2,873,292
       Federal funds sold                                           12,650,000
       Investment securities
       Available for sale                                           15,693,136
       Held to maturity (market value of $16,089,256
       and $16,588,945 in 1996 and 1995 respectively)               16,389,573

           Total investments                                        32,082,709

       Loans:

          Commercial                                                 8,604,074
          Real estate mortgages                                     24,731,910
          Consumer                                                  11,635,839
                                                                 -------------
                                                                    44,971,823
          Allowance for loan losses                                 (1,281,611)
                                                                 -------------

                        Net loans                                   43,690,212


909493 Premises and Equipment, net                                   3,667,190
       Accrued interest receivable and                               1,286,252
               other assets                                      -------------


                         TOTAL ASSETS                            $  96,249,655
                                                                 =============

       LIABILITIES AND SHAREHOLDERS ' EQUITY
       Liabilities:
       Deposits:
           Noninterest - bearing                                 $  27,523,126
           Interest -  bearing                                      57,713,485
                                                                 -------------
                        TOTAL DEPOSITS                              85,236,611

       Federal funds purchased and securities
             sold under retail repurchase
             agreements                                              5,075,571
       Accrued expenses and other liabilities                          906,735
       Notes payable                                                   900,000
                                                                 -------------
                        TOTAL LIABILITIES                           92,118,917
                                                                 -------------
       Shareholders'  equity:
             Preferred stock                                         2,658,908
             Common  stock, $1 par value: 500,000
                  shares authorized; 336,760 shares
                  issued and outstanding                               336,760
             Surplus                                                 2,369,782
              Unrealized holding gains (losses) on
                  investment securities available for sale              67,357
               Accumulated deficit                                  (1,302,069)
                                                                 -------------

                         TOTAL  SHAREHOLDERS'  EQUITY                4,130,738
                                                                 -------------
                          TOTAL  LIABILITIES AND SHAREHOLDE      $  96,249,655
                                                                 =============


                FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                          March            March
                                                           1996             1995
INTEREST INCOME:
Interest and fees on loans                          $   1,114,507     $     984,339
Interest on Investment Securities:
   Taxable                                                451,887           412,359
   Tax-  exempt                                                 0             4,687
Interest on federal funds sold                            141,599           137,644
Interest on deposits with banks                                 0                 0
                                                     ------------     -------------
       TOTAL INTEREST INCOME                            1,707,993         1,539,029

INTEREST EXPENSE:
    Interest on deposits                                  414,333           331,136
    Interest on borrowed funds                             97,463            83,321
                                                     ------------     -------------

       TOTAL INTEREST EXPENSE                             511,796           414,457
                                                     ------------     -------------
       NET INTEREST INCOME                              1,196,197         1,124,572

PROVISION FOR LOAN LOSSES                                 317,750            31,000
                                                     ------------     -------------
       NET INTEREST INCOME AFTER                          878,447         1,093,572
       PROVISION FOR LOAN LOSSES


OTHER OPERATING INCOME:
        Service charges on deposit accounts               197,610           204,347
        Securities gains,net                                  116                 0
        Other                                             206,485           259,548
                                                     ------------     -------------

        TOTAL OTHER OPERATING INCOME                      404,211           463,895

OTHER OPERATING EXPENSES
        Salaries and benefits                             662,112           655,727
        Net occupancy expenses                            128,663            99,991
        Premises and equipment expenses                   217,828           191,117
        Other expenses                                    281,786           466,826
                                                     ------------     -------------
        TOTAL OTHER OPERATING EXPENSES                  1,290,389         1,413,661

        INCOME  BEFORE FEDERAL INCOME TAXES                (7,731)          143,806

Federal income tax                                              0                 0
                                                     ------------     -------------
           NET INCOME                                      (7,731)    $     143,806
                                                     ============     =============

Income (loss) per share of common stock:
(net income less preferred dividends of
$ 8,550  in 1996 and $8,550 in 1995
divided by 336,760 average shares of
common stock outstanding in each period              $       (.05)    $        0.40
presented)                                           ============     =============



               FIRST INDEPENDENCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
              for the three months ended March 31, 1996 and 1995


                                                                                               1996               1995
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $       (7,731)    $      143,806
     Adjustments to reconile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                         122,700             64,500
       Amortization of premiums and accretion of discounts                                     7,954             20,162
       Provision for loan  losses                                                            317,750             31,000
       Securities gains, net                                                                    (116)                 0
       Changes in:
               Accrued interest receivable and other assets                                  (61,402)           (61,323)
               Accrued expenses and other liabilities                                        (58,572)          (184,883)
                                                                                      --------------     --------------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                                          320,583             13,262
                                                                                      --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sales of investment securities available for sale                     1,000,938                  0
       Proceeds from maturities of investment securities available for sale                  635,537            116,803
       Proceeds from maturities of investment securities held to maturity                  3,000,000             26,613
       Purchaes of investments securities available for sale                              (5,049,217)                 0
       Purchaes of investments securities  held to maturity                               (2,658,811)        (2,991,772)
       Purchase of interest bearing deposits                                                       0                  0
       Proceeds  from sales  of interest bearing deposits                                          0                  0
       Proceeds  from  maturities of interest bearing deposits                                     0                  0
       Net changes in loans                                                                 (457,362)          (812,223)
       Purchase of premises and equipment                                                   (149,706)          (469,833)
                                                                                      --------------     --------------

          NET CASH USED  IN INVESTING ACTIVITIES                                          (3,678,621)        (4,130,412)
                                                                                      --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Changes in:
              Deposits                                                                       520,687          2,840,097
              Securities sold under repurchase agreements                                  1,300,993          1,075,362
         Proceeds from issuance of preferred stock                                                 0            260,858
                                                                                      --------------     --------------

           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             1,821,680          4,176,317
                                                                                      --------------     --------------

Net  increase (decrease) in cash and cash equivalents                                     (1,536,358)            59,167

Cash and cash equivalents, beginning of year                                              17,059,650         15,482,689
                                                                                      --------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $   15,523,292     $   15,541,856
                                                                                      ==============     ==============


                                                                                            15523292           15541856

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1996

1. The consolidated balance sheet as of March 31, 1996, the related consolidated statements of income of the three month period and the statement of cash flows for the three month period ended March 31, 1996 and 1995 are unaudited.

2. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of such financial statements have been included. Interim results are not necessarily indicative of results for a full year.

3. The consolidated statements include the accounts of First Independence Corporation (the "Corporation") and its wholly-owned subsidiary, First Independence National Bank of Detroit (the "Bank").

4. During the first quarter of 1996 the Bank identified approximately $645,000 of loans with insufficient collateral and inadequate documentation which were made in late 1995 by a consumer loan officer with no lending authority (acting in collusion with a loan administrator and one or more customers) who circumvented the Bank's internal control system. In addition, about $176,000 of such loans were booked and activated by these two employees in January, 1996. It also was discovered that these same individuals had made $390,000 of fictitious "loans" in 1995 and $138,000 in January, 1996. These persons no longer are employed by the Bank and the fictitious and unauthorized transactions continue to be under active investigation by the Bank and appropriate federal agencies and authorities.

      As a result of the unauthorized transactions, the Bank charged off $390,000 of the fictitious "loans" against the allowance as of December 31, 1995, and the remaining $138,000 of fictitious "loans" made in January, 1996, were charged off against the allowance during the first quarter of 1996. The Bank made additional provisions for loan losses of $90,000 for the $176,000 of loans for which collateral and documentation were inadequate. In the opinion of management the allowance for loan losses at March 31, 1996 is adequate.

5. Under SFAS 114 and 118, which the Bank adopted effective January 1, 1995, the Bank considers non-performing loans (past due 90 days or more) or matured but not yet rewritten) and non-accrual loans (on which no interest income is accrued) as "impaired" loans because there is a question as to whether all interest and principal will be paid according to the contract. Some loans are considered "other impaired" loans because of special circumstances that raise a question about their complete collectibility in accordance with the note, although they are not non-performing or non-accrual loans. The credit of the borrower and the value of the collateral for example, could provide a basis for a decision to consider a loan "other impaired" even if it is performing and is accruing interest. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. The adopting of SFAS 114 did not result in any additional provision for loan losses as of January 1, 1995.

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

The following table shows non-performing, non-accrual and other impaired loans as of March 31, 1996 allocated according to loan types.

                                       Real Estate         Consumer       Commercial            Total
                                       -----------         --------       ----------            -----
                                                                (In  thousands)
 Non-accrual loans                          $  603           $1,027           $  192           $1,822
 Other impaired loans                           --               --              231              231
 Loans past due 90 days                        440              259              508            1,207
                                            ------           ------           ------           ------
   or more
 Total                                      $1,043           $1,286           $  931           $3,260
                                            ======           ======           ======           ======

Interest that would have been accrued on the non-accrual loans at March 31, 1996, had they been on accrual status would have been approximately $44,000.

6. All significant intercompany balances and transactions have been eliminated in consolidation.

7. In May, 1993, a jury verdict was entered against the Corporation, a nonoperating subsidiary of the Bank, certain directors and another former officer thereof, in the amount of $320,000, in a suit filed by a former officer of the Bank alleging wrongful termination of his employment and retaliatory discharge. After several post-trial hearings, a judgment was entered on the verdict in October, 1994. Although an accrual in the amount of the judgment is reflected in the financial statements, the Corporation has appealed the judgment and is vigorously pursuing a reversal.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

OVERVIEW

In the first quarter of 1996 the Corporation had a net loss of ($7,731) compared to net income of $143,806 in the first quarter of 1995. The change resulted from unauthorized and fictitious loans made by a consumer loan officer with no lending authority, acting in collusion with a loan administrator and one or more customers, who circumvented the Bank's internal control system, yielding significant loan losses. The transactions were discovered during the Bank's 1995 year end audit and examination. Approximately $176,000 of loans with insufficient collateral and inadequate documentation were booked and activated by the two employees in January, 1996 (in addition to approximately $645,000 of such loans booked in late 1995). The Bank also discovered that these same individuals had made and booked $138,000 of fictitious "loans" in January, 1996 (in addition to $390,000 of such fictitious transactions in late
1995). As a result of these unauthorized transactions, the Bank took a $317,750 provision for loan losses against income in the first quarter of 1996 compared to only $31,000 in the first quarter of 1995--a difference of $286,750. Management estimates that at least $228,000 of the provision was directly attributable to losses arising out of the unauthorized and fictitious transactions made by the employees. Thus, management believes that net income for the quarter could have been more than $220,000 had these transactions not occurred.

The employees engaged in the unauthorized transactions are no longer employed by the Bank and active investigation continues. In addition, the Bank President's employment was terminated in February, 1996; the Chairman, Don Davis, was appointed as Interim President and CEO, and a search is being undertaken by the Board for a new President; the Bank has hired a new consumer loan officer and two new loan administrators; an experienced senior auditor has been added to the internal audit department; a loan review consultant is performing loan file reviews and will submit quarterly reports to the Board of Directors; the Bank's fidelity insurance underwriters have been notified and claims are being prepared with respect to the losses experienced; all 1995 and January, 1996 consumer loans were reviewed to identify any additional unauthorized or fictitious loans; the Bank implemented an automated consumer loan documentation and compliance system; documentation and, in some cases, collateral has been improved with respect to some of the unsecured or inadequately secured consumer loans; and revised and strengthened controls have been instituted in the loan department for booking, activating and funding consumer loans.

As a result of the unauthorized transactions, and in addition to charge offs and provisions for loan losses made for the 1995 transactions, the Bank charged off the $138,000 of fictitious "loans" which had been booked in January, 1996, and made additional provisions for loan losses of $90,000 for the $176,000 of loans for which collateral and documentation were inadequate. This accounts for $228,000 of the first quarter $317,750 provision for loan losses. Management believes, as a result of all of the actions taken and investigations that it has made, that the allowance for loan losses is adequate as of March 31, 1995.

EARNINGS SUMMARY--THREE MONTHS ENDED MARCH 31, 1996 AND 1995

The Company experienced a consolidated net loss for the three month period ended March 31, 1996 of ($7,731), a decrease of $151,537 from the $143,806 earnings in the comparable period in 1995. As stated above, the difference is due to loan department losses arising out of unauthorized and fictitious transactions. Management believes that income for the quarter would have been at least $220,000 if the unauthorized and fictitious transactions in the loan department had not occurred.

Net interest income increased $71,625 from the comparable period of 1995. This was due to an increase in average assets of almost $10 million compared to the first quarter of 1995, partially offset by a lower net interest margin. The lower net interest margin was due principally to the high volume of non-accrual loans (approximately $1,958,000 compared to $498,000) in the 1996 period compared to 1995. The non-accrual loans were higher in the first quarter of 1996 as a result of the Bank's placing $820,000 of unauthorized loans made in late 1995 and early 1996 on non-accrual because of their inadequate collateral; in addition, $458,000 of commercial loans and one $200,000 residential mortgage loan made to a customer who was involved in the unauthorized transactions also were placed on non-accrual status. These non-accrual loans resulted in a loss of approximately $33,000 of interest income in the first quarter of 1996.
Total non-accrual loans resulted in the loss of approximately $44,000 of interest income in the quarter.

Other operating income for the first quarter was about $60,000 lower than in the first quarter of 1995 as a result of a $23,000 decline in mortgage brokerage fees and lower miscellaneous services fees received by the Bank for depository and funds management services. Other operating expenses were $123,000 lower in the 1996 quarter compared to the first quarter of 1995. This decline in operating costs was attributable to a $43,000 reduction in assessments for FDIC insurance, $32,000 lower data processing costs and approximately $20,000 lower credit card administration costs. In addition, in the first quarter of 1995 the Bank had a one time $80,000 Other Assets expense which was not repeated in 1996. These expense reductions were offset in 1996 by higher occupancy expense (primarily for utilities and repairs and maintenance) and higher depreciation expense due to increased capital purchases in 1995 for a new computer system, new telephone system, and building improvements.

BALANCE SHEET ANALYSIS

LIQUIDITY

Deposits at March 31, 1996 totalled $85,236,611 while Federal Funds Sold were $12,650,000 (14.8% of total deposits). Total securities available for sale at March 31, 1996, were $15,693,000 (18.4% of total deposits). In addition, $10,700,000 (12.6% of total deposits) of the Bank's $32 million of securities will mature within one year. Thus, the Bank is very liquid and management believes that it is capable of funding loans or deposit withdrawals with a March 31, 1996 liquidity ratio of more than 37%.

INVESTMENTS

The Bank had $32,082,709 of investment securities at March 31, 1996 compared to $29,141,710 of such securities at December 31, 1995. The increase of approximately $3 million resulted from a small increase in deposits and a shift of Federal Funds into investment securities because of the Bank's high liquidity. The increase is comprised principally of securities available for sale which were $15.7 million at March 31, 1996 compared to $12.4 million at December 31, 1995. The table below shows the maturities and weighted average yields from the investment portfolio at March 31, 1996. Yields are not calculated on a tax equivalent basis.

                                                  AFTER ONE     AFTER FIVE
                                      WITHIN     BUT WITHIN     BUT WITHIN           AFTER
 (IN THOUSANDS)                     ONE YEAR     FIVE YEARS      TEN YEARS       TEN YEARS          TOTAL
                                    --------     ----------      ---------       ---------          -----
 Available for sale
 U.S. Treasury and U.S.               $5,586        $10,107            -0-             -0-        $15,693
   Government Agencies
 State                                   -0-            -0-            -0-             -0-            -0-
 Other                                   -0-            -0-            -0-             -0-            -0-
             TOTAL:                   $5,586        $10,107            -0-             -0-        $15,693
 Weighted Average Yield                5.89%          6.50%                                         6.28%

 Held to Maturity
 U.S. Treasury and U.S.               $3,699        $12,523            -0-             -0-        $16,222
   Government Agencies
 State                                   -0-            -0-            -0-             -0-            -0-
 Other                                   -0-            -0-            -0-             167            -0-
             TOTAL:                   $3,699        $12,875            -0-             167        $16,389

 Weighted Average Yield                6.84%          5.65%            -0-           6.00%          5.92%


LOANS

The following table sets forth the composition of the Bank's loan portfolio at March 31, 1996.

MARCH 31
(IN THOUSANDS)                            1996
                                          ----
Commercial                        $ 8,604      19.13%
Commercial Real Estate              9,994      22.35
Residential Real Estate            15,553      34.79
Consumer                           11,636      25.87
                                  -------     ------

                                  $44,972     100.00%
                                  =======     ======


At March 31, 1996, the Bank had $3,260,000 of loans that were nonperforming. Nonperforming loans include loans with principal or interest past due 90 days or more; they also include loans that have matured and are being extended or rewritten after their stated maturity date. Non-accrual loans are those nonperforming or other impaired loans on which the Bank does not accrue periodic interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. The Bank also had $1,478,000 of loans on non-accrual status because, in management's judgment, although the loans were not 90 days delinquent, the collateral position was not adequate. These were the unauthorized loans referenced earlier in this report and loans to borrowers involved in the unauthorized transactions. In addition, there were $236,000 of loans that were considered impaired although they were performing. These were loans to borrowers who were delinquent on other loans or were subject to other circumstances that raised a question about whether all interest and principal would be paid in accordance with their contract. Nonperforming loans and non-accrual loans are all considered "impaired loans" under SFAS 114, "Accounting by Creditors for Impairment of a Loan", and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." At March 31, 1996, total nonperforming and impaired loans amounted to 7.25% of the aggregate loans at March 31, 1996, compared with 7.01% at the end of 1995.
This was due to the unauthorized activities in the loan department in late 1995 and in January, 1996.

The Bank requires prompt corrective actions to be implemented on problem loans as they are identified in order to increase the probability of collection. Management also has tightened credit standards, closely monitors loan concentrations, improved collection techniques, and is refinancing credit worthy matured loans more promptly than the Bank has done in past years.

The table at footnote 5 to the Notes to Financial Statements shows information concerning nonperforming, non-accrual and other impaired loans as of March 31, 1996, allocated according to loan type. Nonperforming loans amounted to 7.25% of total loans at March 31, 1996.

The amount of interest income that would have been accrued on the loans on non-accrual status at March 31, 1996, had those loans remained current was approximately $44,000. No interest was actually accrued on those loans during the quarter before they were placed on non-accrual status.

At March 31, 1996, there were no significant loans other than those included in the above table, for which information was known that caused management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

The allowance for loan losses totaled $1,281,611 at March 31, 1996 compared to the 1995 year end balance of $1,163,835. The allowance for loan losses represented 2.85% of loans compared with 2.60% at December 31, 1995. The increase in the ratio for the first quarter of 1996 is the result of the addition of $90,000 of reserves for approximately $176,000 of the unauthorized loans made in January, 1996.

The allowance for loan losses was 39.3% of the aggregate of non-accrual loans and loans delinquent 90 days or more at March 31, 1996. At December 31, 1995, the allowance was 40.1% of such loans. The 1996 percentage is slightly lower than at the end of 1995 because management reserved for a fraction of the amount of additional loans which had become delinquent or were put on non-accrual based on management's assessment of the likelihood of collection. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.

The loan review system and charge-off policy assist management in identifying problem loans and credit deterioration earlier than in the past and continuing implementation of the loan review system will improve this process further. Effective collection efforts, when implemented early, generally result in lower losses. Management expects this trend to resume as a result of recent strengthening of the collection department. Loans charged off in the first quarter of 1996 aggregated $214,698. Of this amount, $138,000 was attributed to fictitious transactions made in January, 1996. The remaining $76,698 charged off was part of the Bank's continuing effort to address problem loans in the loan portfolio and improve the quality of the loan assets. Collection efforts in the quarter resulted in recoveries of $14,726 on loans previously charged off.

The table below presents management's allocation of the allowance for loan losses at March 31, 1996, and shows the percentage of the allowance allocated to each category of loans.

(DOLLARS IN THOUSANDS)
                               MARCH 31, 1995
                              ---------------
                              ALLOWANCE    %
                              ---------    -
Commercial                    $  483       40%
Real estate mortgage             100       34
Consumer                         360       26
Unallocated                      221       -
                              ------      ---
                              $1,164      100%
                              ======      ===


The following table summarizes activity in the allowance for loan losses during the first quarter of 1996. The allocation of the allowance for loan losses at the end of the quarter reflected management's assessment and allocation of risk at that time after charge offs for the period had occurred. The high charge off in the consumer loan category reflects the loss which was realized upon discovering the fictitious transactions in the consumer loan area attributable to January, 1996. After making those charge offs, management believes the allowance at March 31, 1996 properly reflects the risks identified among the parts of the portfolio. The allocation to commercial loans reflects the allocation of $133,000 of the allowance to commercial loans related to the consumer loan problem.

                                                            1995
                                                            ----
 Loans at end of year                                $44,972,000
                                                     ===========
 Average loans outstanding
   during the period                                  45,636,000
                                                     ===========
 Allowance for loan losses
   at beginning of year                                1,163,854

 Loans charged off:
   Commercial                                             30,207
   Consumer                                              171,705
   Real estate mortgages                                  12,786
                                                     -----------
        TOTAL LOANS CHARGED OFF                          214,698

 Less recoveries:
   Commercial                                            ( 4,069)
   Consumer                                              (10,657)
   Real estate mortgages
                                                     -----------
                                                         (14,726)
                                                     -----------
          NET LOANS CHARGED OFF                          199,972
 Provision for loan losses                               317,750
                                                     -----------
 Allowance for loan losses
   at end of year                                    $ 1,281,721
                                                     ===========
 Provision for loan losses/
   average loans                                             .69%
 Net loans charged off/average
   loans                                                     .44%
 Allowance for loan losses/
   loans at end of year                                     2.85%
 Total loans charged off/
   average loans                                             .47%

DEPOSITS

Total deposits of the Bank for the quarter ended March 31, 1996 averaged $80,933,000. They were composed as shown in the following table.

                                             1996
                                             -----
 (IN THOUSANDS)                  AVERAGE              AVERAGE
                                 BALANCE                 RATE
                                 -------                 ----
 Non-interest bearing
   demand deposits               $25,681
 U.S. Treasury, tax and
   loan deposits*                    268
 Interest bearing
   demand deposits                 7,270                 2.21
 Savings deposits                 15,404                 2.00
 Time deposits:
   $100,000 or more               17,450                 2.87
 Other time deposits              14,860                 4.79
                                 -------
            Total                $80,933
                                 =======

- ---------------------------------------------------
*Represents non-retail deposits held overnight and remitted to the federal government the following day.



CAPITAL RESOURCES

At March 31, 1996, the ratio of equity capital to average assets of the Bank was 5.53% and in compliance with the Comptroller of Currency requirement of 5.50%. The risk-based Tier 1 capital ratio at March 31, 1996 was 10.70% and the Bank's total capital ratio at that date was 11.96%. These ratios were slightly higher compared to December 31, 1995, when they were 5.49%, 10.54%, and 11.80% respectively. The improvement in the ratios is due to slightly lower average assets in the first quarter of 1996 compared to the fourth quarter of 1995.

As a result of the losses experienced in 1995 and the first quarter of 1996, the Bank is not able to pay dividends to the Corporation. It will have to earn approximately $365,000 in order to eliminated the deficit in its retained earnings account. Thereafter, it may pay dividends legally from earnings subject to prior approval of the Comptroller of the Currency until the Comptroller Agreement described in the 10-KSB annual report is terminated. Thus, the corporation does not have the resources to pay interest on its Senior Notes and cumulative dividends on its Class A and Class B Preferred Stock.

The Corporation in June, 1996, requested the holders of its Class A and Class B Preferred Stock and of its $900,000 of Senior Notes for a waiver of defaults in payment of interest on the Senior Notes and dividends on the Class A and B Preferred Stock during 1996 as a result of the loan department losses. The waiver would not forgive any dividends or interest due in 1996 but would allow the Corporation to make the payment any time in 1997 without penalty. The Series 1994-1 Preferred Stock is not entitled to receive dividends, but a 4% dividend is required to be paid on the Series 1994-1 Stock before any dividends may be paid on the Common Stock.

PART II.   OTHER INFORMATION

ITEM 1. Legal Proceedings. No change from report on Form 10-KSB for year ended December 31, 1995.

ITEM 2.    Changes in securities - none.

ITEM 3.    Defaults upon senior securities.

           Reference is made to the above section on Capital and Resources.

ITEM 4.    Submission of matters to vote of security holders.

           There were no matters to a vote of the security holders during the quarter ended March 31, 1996.

ITEM 5.    Other information.

           The employment of Richard W. Shealey, who had been President and Chief Executive Officer of the Bank, terminated as of February 23, 1996. Don Davis, the Chairman of the Board of the Corporation and the Bank, has been named by the Board of Directors as interim Chief Executive Officer of the Corporation and the Bank.

ITEM 6.    Exhibits and reports on Form 8-K.

           (a)   Financial Data Schedule
           (b)   Reports on Form 8-K  --  None

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.


                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                                   Registrant



June 28, 1996                        /s/ Don Davis
                                     -------------------------------
                                     Don Davis
                                     Chief Executive Officer


June 28, 1996                        /s/ Rose Ann Lacy
                                     -------------------------------
                                     Rose Ann Lacy
                                     Chief Financial Officer and
                                     Chief Accounting Officer

                                Exhibit Index


Exhibit
  No.

 27                             Financial Data Schedule