Form 10KSB/A
period 1995-12-31
FIRST INDEPENDENCE CORP
filed 1996-07-01
CIK 745140

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A


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

                                      NONE

     This is an amendment to Form 10-KSB filed June 28, 1996 by First Independence Corporation.



     Page 49 (part of Note 2 to Consolidated Financial Statements) is amended in the first paragraph (last sentence) in order to correct a drafting error and in the first sentence of the fourth paragraph in order to correct the number of additional shares of Series 1994-1 Preferred Stock authorized by the Board.
See attached revised page 49.



     The date on the signature pages is amended to June 28, 1996, to reflect the date the Form 10-KSB was signed.

                                                            [Revised Page 49]
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.   CURRENT OPERATING ENVIRONMENT, CONTINUED:

     Due to the Bank's agreement with the OCC, it is legally prohibited from paying dividends to the Corporation. Dividends from the Bank have historically been the principal source of revenue and cash flow of the Corporation. Because the Corporation was unable to make interest payments on its Senior Notes, the Corporation was in technical default as of December 31, 1995 and 1994. The Corporation received waivers from all of the senior noteholders through December 31, 1995. In addition, the Corporation's Board of Directors, at the request of the Federal Reserve Bank of Chicago (the "Federal Reserve Bank"), has adopted a resolution (the "Resolution") providing that the Corporation will not declare or pay any cash dividends or increase its borrowings or incur any additional debt without the prior written consent of the Federal Reserve Bank. The Resolution also provides that the Corporation will submit to the Federal Reserve Bank written plans for improving the Bank's capital position and servicing the Corporation's outstanding debt. Management of the Corporation believes the Corporation is in compliance with the resolution as of December 31, 1995.

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

     The Board in March 1996 authorized an additional 102 shares of Series 1994-1 Preferred Stock that will be used to pay the cumulative preferred dividends in arrears and the unpaid accrued interest balance as of December 31, 1995. The senior noteholders and Class A and Class B preferred stockholders have agreed to accept the issuance of Class C Series 1994-1 Preferred Stock in lieu of cash payment of the cumulative preferred dividends in arrears and unpaid accrued interest as of December 31, 1995.

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


Date: June 28, 1996




/s/ Rose Ann Lacy
- -----------------------------------------
Rose Ann Lacy
Senior Vice President and Chief
  Financial Officer
(Principal Financial Officer and
  Principal Accounting Officer)


Date: June 28, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Don Davis*
- -----------------------------------------
Don Davis
Chairman of the Board of Directors
  of the Corporation and the Bank


Date: June 28, 1996



Dr. Charles E. Morton*
- -----------------------------------------
Dr. Charles E. Morton
Director


Date: June 28, 1996



Dennis H. Silber
- -----------------------------------------
Dennis H. Silber
Director


Date:  June 28, 1996



Gerald Van Wyke*
- -----------------------------------------
Gerald Van Wyke
Director


Date: June 28, 1996



Eloise C. Whitten*
- -----------------------------------------
Eloise C. Whitten
Director


Date: June 28, 1996



*By:/s/ Rose Ann Lacy
    -------------------------------------
     Rose Ann Lacy
     Attorney-in-Fact

Date: June 28, 1996

SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                         FIRST INDEPENDENCE CORPORATION



/s/ Don Davis
- -----------------------------------------
Don Davis
Chairman of the Board,
  Interim President and Chief
  Executive Officer of the Corporation
  and the Bank
(Principal executive officer)


Date: July 1, 1996




/s/ Rose Ann Lacy
- -----------------------------------------
Rose Ann Lacy
Senior Vice President and Chief
  Financial Officer
(Principal Financial Officer and
  Principal Accounting Officer)


Date: July 1, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Don Davis*
- -----------------------------------------
Don Davis
Chairman of the Board of Directors
  of the Corporation and the Bank



Date: July 1, 1996




Dr. Charles E. Morton*
- -----------------------------------------
Dr. Charles E. Morton
Director



Date: July 1, 1996




Dennis H. Silber
- -----------------------------------------
Dennis H. Silber
Director



Date:  July 1, 1996




Gerald Van Wyke*
- -----------------------------------------
Gerald Van Wyke
Director



Date: July 1, 1996




Eloise C. Whitten*
- -----------------------------------------
Eloise C. Whitten
Director



Date: July 1, 1996




*By:/s/ Rose Ann Lacy
    -------------------------------------
     Rose Ann Lacy
     Attorney-in-Fact
Date: July 1, 1996