Form 10QSB/A
period 1996-03-31
FIRST INDEPENDENCE CORP
filed 1996-07-01
CIK 745140

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                FORM 1O-QSB/A


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

        This amendment is filed to correct the last seven items on the Financial Data Schedule.

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report on Form 10-QSB to be signed on behalf of the undersigned thereunto duly authorized.



                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                                   Registrant




July 1, 1996                         /s/ Don Davis
                                     -------------------------------
                                     Don Davis
                                     Chief Executive Officer




July 1, 1996                         /s/ Rose Ann Lacy
                                     -------------------------------
                                     Rose Ann Lacy
                                     Chief Financial Officer and
                                     Chief Accounting Officer

                                EXHIBIT INDEX


Exhibit
  No.          Description                                                 Page
- -------        -----------                                                 ----

27             Financial Data Schedule