Form 10QSB
period 1996-06-30
FIRST INDEPENDENCE CORP
filed 1996-08-14
CIK 745140

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

            (Mark One)
            [x] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


            For the quarterly period ended June 30, 1996
            [ ]    Transition report under Section 13 or 15(d) of the
                   Exchange Act

            For the transition period from                   to
                                            ----------------    ---------------

            Commission file number: 0-15777

                         FIRST INDEPENDENCE CORPORATION
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in Its Charter)


           Michigan                                    38-2583843
    -------------------------------               ---------------------
    (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                Identification No.)


                      44 Michigan, Detroit, Michigan 48226
              ----------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

                                 (313) 256-8200
              ----------------------------------------------------
               (Issuer's  Telephone Number, Including Area Code)

     Securities registered under Section 12(b) of the Exchange Act:
                                      NONE

     Securities registered under Section 12(g) of the Exchange Act:
                    Common stock, par value $1.00 per share

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]  No [x]

     Indicate the number of shares outstanding of each of the issuers's classes of common stock, as of the last practical date:

     Common Stock, $1 Par value - 336,760 shares as of August 12, 1996.

                         FIRST INDEPENDENCE CORPORATION

                                     INDEX

                                                                PAGE
Part I.                FINANCIAL INFORMATION

Item 1.                Financial Statements

Consolidated Balance Sheet June 30, 1996                         3

Consolidated Statement of Income
Three Months and YTD Ended June 30, 1996 and 1995                4

Consolidates Statement of Cash Flows
Six Months ended June 30, 1996 and 1995                          5

Notes to Consolidated Financial Statements                      6 - 7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations       8 - 13

Part II. OTHER INFORMATION                                          14

Item 1.  Legal Proceedings                                          14

Item 2.  Changes in Securities                                      14

Item 3.  Defaults upon Senior Securities                            14

Item 4.  Submission of Matters to a Vote of Security Holders        14

Item 5.  Exhibits and Reports on Form 8-K                           15

Signatures

PART I.       FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEET
                          (UNAUDITED)




                                                                   June 30
ASSETS                                                               1996
                                                                   -------
Cash and due fom banks                                          $ 4,120,860
Federal funds sold                                               11,200,000
Investment securities
Available for sale                                               15,221,319
Held to maturity (Fair  Value of $16,800,000)                    17,221,312

    Total investments                                            32,442,631

Loans:

   Commercial                                                    10,058,055
   Real estate mortgages                                         24,814,547
   Consumer                                                      10,922,106
                                                                -----------
                                                                 45,794,708
   Allowance for loan losses                                     (1,308,829)
                                                                -----------


                 Net loans                                       44,485,879


Premises and Equipment, net                                       3,611,293
Accrued interest receivable and
        other assets                                              1,356,389
                                                                -----------


                 TOTAL ASSETS                                   $97,217,052
                                                                ===========

LIABILITIES AND SHAREHOLDERS ' EQUITY
Liabilities:
Deposits:
    Noninterest - bearing                                       $28,625,468
    Interest -  bearing                                          56,957,523
                                                                -----------

                 TOTAL DEPOSITS                                  85,582,991

Federal funds purchased and securities
      sold under retail repurchase
      agreements                                                  5,485,868
Accrued expenses and other liabilities                            1,031,078
Notes payable                                                       900,000
                                                                -----------

                 TOTAL LIABILITIES                               92,999,937
                                                                -----------

Shareholders'  equity:
      Preferred stock                                             2,731,633
      Common  stock, $1 par value: 500,000
           shares authorized; 336,760 shares
           issued and outstanding                                   336,760
      Surplus                                                     2,369,782
       Unrealized holding gains (losses) on
           investment securities available for sale                 (65,017)
        Accumulated deficit                                      (1,156,043)
                                                                -----------


                 TOTAL  SHAREHOLDERS'  EQUITY                     4,217,115
                                                                -----------

                 TOTAL  LIABILITIES AND SHAREHOLDERS'  EQUITY   $97,217,052
                                                                ===========

                FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                       CONSOLIDATED STATEMENT OF INCOME
                                 (UNAUDITED)


                                                          Quarter Ended                      Six Months Ended
                                                ------------------------------      ---------------------------------
                                                    June               June            June                   June
                                                    1996               1995            1996                   1995
                                                -----------        -----------      -----------           -----------
INTEREST INCOME:
Interest and fees on loans                      $1,133,668         $  946,545       $ 2,248,175            $1,930,884
Interest on Investment Securities:
   Taxable                                         474,343            441,803           926,230               854,162
   Tax-exempt                                            0              3,967                 0                 8,654
Interest on federal funds sold                     117,704            138,170           259,303               275,814
Interest on deposits with banks                          0                  0                 0                     0
                                                ----------         ----------       -----------            ----------

      TOTAL INTEREST INCOME                      1,725,715          1,530,485         3,433,708             3,069,514

INTEREST EXPENSE:
    Interest on deposits                           435,728            362,886           850,061               694,022
    Interest on borrowed funds                      84,750             91,227           182,213               174,548
                                                ----------         ----------       -----------            ----------

       TOTAL INTEREST EXPENSE                      520,478            454,113         1,032,274               868,570
                                                ----------         ----------       -----------            ----------

       NET INTEREST INCOME                       1,205,237          1,076,372         2,401,434             2,200,944

PROVISION FOR LOAN LOSSES                           90,000             45,000           407,750                76,000
                                                ----------         ----------       -----------            ----------

       NET INTEREST INCOME AFTER                 1,115,237          1,031,372         1,993,684             2,124,944
       PROVISION FOR LOAN LOSSES


OTHER OPERATING INCOME:
        Service charges on deposit accounts        209,880            200,457           407,490               404,804
         Securities gains,net                            0                  0               116                     0
         Fees                                      217,223            282,853           423,708               542,401
                                                ----------         ----------       -----------            ----------
         TOTAL OTHER OPERATING INCOME              427,103            483,310           831,314               947,205

OTHER OPERATING EXPENSES
        Salaries and benefits                      709,686            708,728         1,371,798             1,364,455
         Net occupancy expenses                    113,598            120,042           242,261               220,033
         Premises and equipment expenses           224,885            218,668           442,713               409,785
         Other expenses                            323,119            394,110           604,905               860,936
                                                ----------         ----------       -----------            ----------

          TOTAL OTHER OPERATING EXPENSES         1,371,288          1,441,548         2,661,677             2,855,209

          INCOME  BEFORE FEDERAL INCOME TAXES      171,052             73,134           163,321               216,940

Federal income tax                                       0                  0                 0                     0
                                                ----------         ----------       -----------            ----------
           NET INCOME                           $  171,052         $   73,134       $   163,321            $  216,940
                                                ==========         ==========       ===========            ==========


Income  per share of common stock:
(net income less preferred dividends
divided by 336,760 average shares of
common stock outstanding in each period         $     0.39         $     0.11       $      0.23            $     0.42
                                                ==========         ==========       ===========            ==========

               FIRST INDEPENDENCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               for the six months ended June 30, 1996 and 1995




                                                                                              1996              1995
                                                                                          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                           $   163,321        $   216,940
     Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                                          245,400            156,374
       Amortization of premiums and accretion of discounts                                     18,050             34,287
       Provision for loan losses                                                              407,750             76,000
       Securities gains, net                                                                     (116)                 0
       Changes in:
               Accrued interest receivable and other assets                                  (131,538)           (40,684)
               Accrued expenses and other liabilities                                          65,772           (116,983)
                                                                                          -----------        -----------

          NET CASH PROVIDED BY OPERATING ACTIVITIES                                           768,639            325,934
                                                                                          -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from sales of investment securities available for sale                      1,001,053                  0
       Proceeds from maturities of investment securities available for sale                 3,135,194            121,268
       Proceeds from maturities of investment securities held to maturity                   4,000,000          4,075,134
       Purchase of investments securities available for sale                               (7,045,103)        (2,000,000)
       Purchase of investments securities held to maturity                                 (4,665,092)        (6,002,478)
       Purchase of interest bearing deposits                                                        0                  0
       Proceeds from sales of interest bearing deposits                                             0                  0
       Proceeds from maturities of interest bearing deposits                                        0                  0
       Net changes in loans                                                                (1,343,029)        (2,578,661)
       Purchase of premises and equipment                                                    (216,509)          (909,493)
                                                                                          -----------        -----------

          NET CASH USED IN INVESTING ACTIVITIES                                            (5,133,486)        (7,294,230)
                                                                                          -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Changes in:
              Deposits                                                                        867,067          5,091,932
              Securities sold under repurchase agreements                                   1,711,290          2,611,951
         Proceeds from issuance of preferred stock                                             47,700            269,408
                                                                                          -----------        -----------

           NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              2,626,057          7,973,291
                                                                                          -----------        -----------

Net  increase (decrease) in cash and cash equivalents                                      (1,738,790)         1,004,995

Cash and cash equivalents, beginning of year                                               17,059,650         15,482,689
                                                                                          -----------        -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $15,320,860        $16,487,684
                                                                                          ===========        ===========

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                         NOTES  TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996


1. The consolidated balance sheet as of June 30, 1996, the related consolidated statements of income of the three month period, and the statement of cash flows for the six month period ended June 30, 1996 and 1995 are unaudited.

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

4. Under FAS 114 and 118, which the Bank adopted effective January 1, 1995, the Bank considers non-performing loans (past due 90 days or more) or (matured but not yet rewritten) and non-accrual loans (on which no interest income is accrued) as "impaired" loans because there is a question as to whether all interest and principal will be paid according to the contract. Some loans are considered "other impaired" loans because of special circumstances that raise questions about their complete collectibility in accordance with the note, although thay are not non-performing or non-accrual loans. The credit of the borrower and the value of the collateral for example, could provide a basis for a decision to consider a loan "other impaired" even if it is performing and accruing interest. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependant loans are measured for impairment based on the fair value of collateral. The adopting of SFAS 114 did not result in any additional provision for loan losses as of January 1, 1995.

The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from specific assets identified as having greater than a normal risk of loss as well as losses from the remainder or the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors.

The following table shows non-performing, non-accrual and other impaired loans as of June 30, 1996 allocated according to loan types.


                         Real Estate   Consumer   Commercial   Total
                         -----------   --------   ----------   -----
                                         (in thousands)
Non-accrual Loans               593        865      259       1,717
Other impaired loans                                231         231
Loans past due 90
     days or more               509      1,081      644       2,234

Total                          1,102     1,946    1,134       4,182

Interest that would have been accrued on the non-accrual loans at June 30, 1996, had they been on accrual status would have been approximately $99,000.

5. All significant intercompany balances and transactions have been eliminated in consolidation.

6. In May, 1993, a jury verdict was entered against the Corporation, a nonoperating subsidiary of the Bank, certain directors and another former officer thereof, in the amount of $320,000, in a suit filed by a former officer of the Bank alleging wrongful termination of his employment and retaliatory discharge. After several post-trial hearings, a judgment was entered on the verdict in October, 1994. Although an accrual in the amount of the judgment is reflected in the financial statements, the Corporation has appealed the judgment and is vigorously pursuing a reversal.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

OVERVIEW

Net Income for the second quarter of 1996 was $171,052 , or $.39 per share, compared to $73,134, or $.11 per share for the second quarter of 1995. For the first six months of 1996, Net Income was $163,321, or $.23 per share, compared to $216,940, or $.42 per share. The decrease for the first six months of 1996 resulted primarily from higher loan provision in 1996 ($407,750) compared to 1995 ($76,000). The 1996 increase in the provision resulted from unauthorized and fictitious loans made by a consumer loan officer with no lending authority; in late 1995 and in January 1996.

EARNINGS SUMMARY--QUARTER ENDED JUNE 30, 1996 AND 1995

The Company experienced a consolidated net income for the second quarter of $171,052, as compared to $73,134 net income for the second quarter of 1995.
Net interest income increased $128,865 from the comparable period in 1995.
This was a result of average earning assets increasing by $8,261,000 of higher quality assets and net interest margin increasing from 5.47 percent in the second quarter of 1995 to 5.55 percent in the second quarter of 1996.

Other operating income for the second quarter was about $56,000 lower than in the second quarter of 1995 as a result of a $76,000 decline in mortgage brokerage fees offset by increases in miscellaneous fees received by the Bank for depository and funds management services. Other operating expenses were $70,000 lower in the second quarter of 1996 compared to the second quarter of 1995. The decline in operating expenses was attributable to a $40,000 reduction in FDIC assessments and $20,000 reduction in data processing costs.

BALANCE SHEET ANALYSIS

LIQUIDITY

Deposits at June 30, 1996 totaled $85,582,991 while Federal Funds Sold were $11,200,000 (13.1% of total deposits). Total securities available-for-sale at June 30, 1996, were $15,221,319 (17.8% of total deposits). In addition, $8,271,000 (9.7% of total deposits) of the Bank's $32 million of securities will mature within one year. Thus, the bank is very liquid and management believes that it is capable of funding loans or deposit withdrawals with a June 30, 1996, liquidity ratio of more than 43%.

INVESTMENTS

The Bank had $32,442,631 of investment securities at June 30, 1996, compared to $29,141,710 of such securities at December 31, 1995. The increase is comprised principally of securities available-for-sale which were $15.2 million at June 30, 1996 compared to 12.6 million at December 31, 1995. The following is a summary of the maturities and weighted average yields from the investment portfolio at June 30, 1996. Yields are not calculated on a tax equivalent basis.

                               After One   After Five
                     Within    But Within  But Within   After
(in thousands)       One Year  Five Years  Ten Years   Ten Years     Total
                     --------  ----------  ----------  -----------  -----------
Available-for-sale
- -------------------
Treasury and agency   $4,059     $10,629        -0-         -0-     $14,688
State                    -0-         -0-        -0-         -0-         -0-
Other                    -0-         -0-        -0-         533         533
Total                 $4,059     $10,629        -0-         533     $15,221

Weighted Ave Yield      6.41%       6.29%                  6.19%       6.32%

Held-to-maturity
- -------------------
Treasury and agency   $4,212     $13,010        -0-         -0-     $17,222
State                    -0-         -0-        -0-         -0-         -0-
Other                    -0-         -0-        -0-         -0-         -0-
Total                 $4,212     $13,010        -0-         -0-     $17,222

Weighted Ave Yield      7.02%       5.65%                              5.99%


LOANS

The following table sets forth the composition of the Bank's loan portfolio at June 30, 1996.



June 30                             1996
(in thousands)                      ----

Commercial                 $10,058           21.96%
Commercial Real Estate       9,434           20.60
Residential Real Estate     15,381           33.59
Consumer                    10,922           23.85
                           -------          -------
                           $45,795          100.00%
                           -------          -------


At June 30, 1996 the Bank had $4,182,000 of loans that were nonperforming. Nonperforming loans include non-accrual loans, loans with principal or interest past due 90 days or more; and loans that have matured and are being extended or rewritten after their stated maturity date.

Non-accrual loans are those nonperforming or other impaired loans on which the Bank does not accrue periodic interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. Nonperforming loans and non-accrual loans are all considered "impaired loans" under SFAS 114, "Accounting by Creditors for Impairment of a Loan", and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." At June 30, 1996, total nonperforming and impaired loans amounted to 9.13% of the aggregate loans at June 30, 1996, compared to 7.01% at the end of 1995. This was due to the unauthorized activities in the loan department in late 1995 and in January 1996.

The table at footnote 4 to the Notes to Financial Statements shows information concerning nonperforming, non-accrual and other impaired loans as of June 30, 1996, allocated according to loan type.

The amount of interest income that would have been accrued on the loans on non-accrual status at June 30, 1996, had those loans remained current was approximately $99,000. No interest was actually accrued on those loans during the quarter before thay were placed on non-accrual status.

At June 30, 1996, there were no significant loans other than those included in the above table, for which information was known that caused management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

The allowance for loan losses totaled $1,308,829 at June 30, 1996, compared to the 1995 year end balance of $1,163,834. The allowance for loan losses represent 2.85% of loans compared with 2.60% at December 31, 1995.

The allowance for loan losses was 33.1% of the aggregate of non-accrual loans and loans delinquent 90 days or more at June 30, 1996. At December 31, 1995, the allowance was 40.1% of such loans. The 1996 percentage is slightly lower than at the end of 1995 because of loan charge-offs in the first quarter of 1996. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of the borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.

The loan review system and charge-off policy assist management in identifying problem loans and credit deterioration earlier than in the past and continuing implementation of the loan review system will improve this process further. Effective collection efforts, when implemented early, generally result in lower losses. Management expects this trend to resume as a result of recent strenghtening of the collection department. Loans charged off in the second quarter of 1996 aggregated $84,000. The charge offs were part of the Bank's continuing effort to address problem loans in the loan portfolio and improve the quality of the loan assets. Collection efforts in the second quarter resulted in recoveries of $21,000 on loans previously charged off.

The table below presents management's allocation of the allowance for loan losses at June 30, 1996, and shows the percentage of the allowance allocated to each category of loans.

(Dollars in thousands)
                                            June 30, 1996
                                            -------------
                                 Allowance               Percent
                                 ---------               -------
Commercial                          543                     41%
Real estate mortgage                100                      8%
Consumer                            415                     32%
Unallocated                         251                     19%
                                  -----                    ---
                                  1,309                    100%
                                  -----                    ---


The following table summarizes activity in the allowance for loan losses during the second quarter of 1996.

                                 Quarter Ended
                                   June 1996
                                 -------------
Average loans outstanding
 during the period              $46,401,000
  Allowance for loan losses:
  Beginning balance               1,282,000
  Provision for credit losses        90,000
  Charge-Offs                        84,000
  Recoveries                         21,000
  Balance at End-of-Period        1,309,000

Charge-Offs by Category
  Commercial                            -0-
  Consumer                           84,000
  Real estate Mortgages                 -0-
Recoveries by Category
  Commercial                          7,000
  Consumer                           11,000
  Real estate Mortgages               3,000
  Net Loans Charged-Off              63,000

Provision for loan losses as a
  percent of average loans              .19%
Net loans charged off as a
  percent of average loans              .14%
Total loans charged off as a
  percent of average loans              .18%


DEPOSITS

The following is a summary of the average balances and average rates of deposits for quarter ending June 30, 1996.


(in thousands)
                                                Quarter Ending
                                                  June 1996
                                           -----------------------
                                            Average       Average
                                            Balance        Rate
                                           ----------   ----------
Non-interest bearing demand deposits        $25,023
U.S. Treasury, tax, and loan deposits*          171
Interest bearing demand deposits              6,963        2.01%
Savings deposits                             15,127        2.04%
Time deposits:
 $100,000 or more**                          19,327        3.03%
 Other time deposits                         15,129        4.70%

Total                                       $81,740

- ------------------------------------------------------------
* Represents non-retail deposits held overnight and remitted to the federal government the following day.
** Includes approximately $8,000,000 of non-interest bearing time deposit from the U.S. Treasury.

Capital Resources

At June 30, 1996, the ratio of equity capital to average assets of the Bank was 5.65% and in compliance with the Comptroller of Currency requirement of 5.50%. The risk-based Tier 1 capital ratio at June 30, 1996, was 10.70% and the Bank's total capital ratio on June 30, 1996, was 11.96%. These ratios were slightly higher compared to December 31, 1995, when they were 5.49%, 10.54%, and 11.80% respectively.

As a result of the losses experienced in 1995 and the first quarter of 1996, the bank is not able to pay dividends to the Corporation. It will have to earn approximately $365,000 in order to eliminate the deficit in its retained earnings account. Thereafter, it may pay dividends legally from earnings subject to prior approval of the Comptroller of the Currency until the Comptroller Agreement described in the 10-KSB annual report is terminated. Thus, the Corporation does not have the resources to pay interest on its Senior Notes and cumulative dividends on its Class A and Class B Preferred Stock.

The Corporation in June, 1996, requested the holders of its Class A and Class B Preferred Stock and of its $900,000 of Senior Notes for a waiver of defaults in payment of interest on the Senior Notes and dividends on the Class A and Class B Preferred Stock during 1996 as a result of the loan department losses. The waiver would not forgive any dividends or interest due in 1996 but would allow the Corporation to make the payment any time in 1997 without penalty. The Series 1994-1 Preferred Stock is not entitled to receive dividends, but a 4% dividend is required to be paid on the series 1994-1 Stock before any dividends may be paid on the Common Stock.

PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings. No change from report on Form 10-KSB for year ended December 31, 1995.

ITEM 2.   Changes in Securities - none.

ITEM 3.   Defaults upon senior securities.
          Reference is made to the above section on Capital and Resources.

ITEM 4.   Submission of matters to vote of security holders.
          There were no matters to a vote of the security holders during the quarter ended June 30, 1996.

ITEM 5.   Exhibits and reports on Form 8-K.
          (a) Financial Data Schedule
          (b) Reports on Form 8-K - none

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to report on Form 10-QSB to be signed on behalf of the undersigned thereunto duly authorized.


                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                                   Registrant



August 12, 1996                     /s/ Don Davis
                                    ------------------------
                                    Don Davis
                                    Chief Executive Officer




August 12, 1996                     /s/ Rose Ann Lacy
                                    ------------------------
                                    Rose Ann Lacy
                                    Chief Financial Officer
                                    Chief Accounting Officer

                                EXHIBIT INDEX


Exhibit
  No.                  Description
- -------                -----------
  27                   Financial Data Schedule