Form 10QSB
period 1996-09-30
FIRST INDEPENDENCE CORP
filed 1996-11-13
CIK 745140

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(Mark One)
[X]    Quarterly report under Section 13 or 15(d) of the
       Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996
[ ]    Transition report under Section 13 or 15(d) of the
       Exchange Act
For the transition period                               to
                         -------------------------------   --------------------

Commission file number 0-15777

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

                                 (313) 256-8400
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Exchange Act:
                                      NONE
Securities registered under Section 12 (g) of the Exchange Act:
                    Common stock, par value $1.00 per share

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X ]  No [ ]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $1 Par Value-336,760 shares as of November 12, 1996

                         FIRST INDEPENDENCE CORPORATION

                                     INDEX

                                                                                                      PAGE
Part I.                  FINANCIAL INFORMATION

Item 1.                  Financial Statements

Consolidated Balance Sheet September 30, 1996                                                              3

Consolidated Statement of Income
                         Three Months and YTD Ended September 30, 1996 and 1995                            4

Consolidated Statement of Cash Flows
                         Nine Months ended September 30, 1996 and 1995                                     5

Notes to Consolidated Financial Statements                                                            6 -  7

Item 2.                  Management's Discussion and Analysis
                         of Financial Condition and Results of Operations                             8 - 12

Part II.                 OTHER INFORMATION                                                                13

Item 1.                  Legal Proceedings                                                                13

Item 2.                  Changes in Securities                                                            13

Item 3.                  Defaults upon Senior Securities                                                  13

Item 4.                  Submission of Matters to a Vote of Security Holders                              13

Item 5.                  Exhibits and Reports on Form 8-K                                                 13

Signatures

PART I.
                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                                                September 30
ASSETS                                                              1996
                                                                 ----------
Cash and due from banks                                         $ 3,026,458
Federal funds sold                                               10,630,000
Investment securities
Available for sale                                               13,596,981

Held to maturity (Fair value of $15,320,000)                     15,509,978
Total Investments                                                29,106,959
Loans:
Commercial                                                       13,309,066
Real estate mortgages                                            24,755,476
Consumer                                                          9,734,485
                                                                -----------
Total loans                                                      47,799,027
Allowance for loan losses                                          (893,405)
                                                                -----------
Net Loans                                                        46,905,622

Premises and equipment, net                                       3,592,244
Accrued interest receivable and other assets                      1,349,315
                                                                -----------

TOTAL ASSETS                                                    $94,610,598
                                                                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing                                             $28,985,296
Interest-bearing                                                 55,498,002
                                                                -----------
Total  Deposits                                                  84,483,298
Federal funds purchased and securities
 sold under retail repurchase agreements                          4,002,028
Accrued expenses and other liabilities                            1,050,536
Notes payable                                                       900,000
                                                                -----------
TOTAL LIABILITIES                                                90,435,862
 Shareholders' equity:
 Preferred stock                                                  2,731,633
Common stock, $1 par value: 500,000 shares
  authorized; 336,760 shares issued and
  outstanding                                                       336,760
 Surplus                                                          2,369,782
 Unrealized holding gains (losses) on
  investment securities available for sale                         (104,514)
 Accumulated deficit                                             (1,158,925)
                                                                -----------
 TOTAL SHAREHOLDERS' EQUITY                                       4,174,736
                                                                -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $94,610,598
                                                                ===========

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                                  (UNAUDITED)


                                                   Quarter Ended           Nine Months Ended
                                                --------------------     --------------------
                                              September    September    September   September
                                                   1996         1995         1996        1995

INTEREST INCOME:
Interest and fees on loans                  $ 1,146,988   $1,078,094  $3,395,163  $3,008,978
Interest on investment securities
Taxable                                         473,684      474,488   1,399,914   1,328,650
Tax-exempt                                            0          225           0       8,879
Interest on federal funds sold                  119,823      109,865     379,126     385,679
                                            -----------   ----------  ----------  ----------

TOTAL INTEREST INCOME                         1,740,495    1,662,672   5,174,203   4,732,186

INTEREST EXPENSE:
Interest on deposits                            425,954      385,283   1,276,015   1,079,305
Interest on borrowed funds                       76,847       93,376     259,060     267,924
                                            -----------   ----------  ----------  ----------
TOTAL INTEREST EXPENSE                          502,801      478,659   1,535,075   1,347,229
                                            -----------   ----------  ----------  ----------

NET INTEREST INCOME                           1,237,694    1,184,013   3,639,128   3,384,957

PROVISION FOR LOAN LOSS                         255,000       75,000     662,750     151,000
                                            -----------   ----------  ----------  ----------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSS                         982,694    1,109,013   2,976,378   3,233,957

OTHER OPERATING INCOME:
Service charges on deposit accounts             218,241      214,186     625,731     618,990
Securities gains, net                            40,626            0      40,742           0
Fees                                            174,433      256,616     598,141     799,017
                                            -----------   ----------  ----------  ----------

TOTAL OTHER OPERATING INCOME                    433,300      470,802   1,264,614   1,418,007

OTHER OPERATING EXPENSES:
Salaries and benefits                           692,793      718,792   2,064,591   2,083,247
Net occupancy expenses                          152,424      135,100     372,457     355,133
Premises and equipment                          213,644      108,005     656,357     361,416
Other expenses                                  382,243      436,543     987,148   1,453,853
                                            -----------   ----------  ----------  ----------

TOTAL OTHER OPERATING EXPENSES                1,418,876    1,398,440   4,080,553   4,253,649

INCOME BEFORE FEDERAL
 INCOME TAXES                                    (2,882)     181,375     160,439     398,315
FEDERAL INCOME TAXES                                  0            0           0           0
                                            -----------   ----------  ----------  ----------
NET INCOME/(LOSS)                           $    (2,882)  $  181,375  $  160,439  $  398,315
                                            ===========   ==========  ==========  ==========

Income per share of common stock:           $     (0.03)  $     0.45  $     0.40  $     0.91
                                            ===========   ==========  ==========  ==========

                FIRST INDEPENDENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1996 and 1995


                                                            1996         1995
                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   160,439  $   398,315
Adjustments to reconcile net income to
 net cash provided by operating activities:
Depreciation and amortization                            368,100      260,249
Amortization of premiums and accretion of discounts       37,655       32,516
Provision for loan losses                                662,750      151,000
Securities gains, net                                    (40,742)           0
Changes in:
  Accrued interest receivable and other assets          (124,464)    (288,282)
  Accrued expenses and other liabilities                  85,230     (105,472)
                                                     -----------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES              1,148,968      448,326

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities
   available for sale                                  3,692,616            0
Proceeds from maturities of investment securities
   available for sale                                  3,135,194    3,159,352
Proceeds from maturities of investment securities
   held to maturity                                    5,700,000    3,326,800
Purchases of investment securities available
   for sale                                           (8,119,470)  (2,000,000)
Purchases of investment securities
   held to maturity                                   (4,665,092)  (7,985,676)
Net change in loans                                   (4,017,772)  (6,292,217)
Purchases of premises and equipment                     (320,160)  (1,034,384)
                                                     -----------  ------------

NET CASH USED IN INVESTING ACTIVITIES                 (4,594,684) (10,826,125)
                                                     -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
changes in:
 Deposits                                               (232,626)  11,280,829
 Securities sold under repurchase agreements             227,450       86,482
Proceeds from issuance of preferred stock                 47,700      269,408
NET CASH PROVIDED BY FINANCING ACTIVITIES                 42,524   11,636,719
                                                     -----------  -----------

Net increase (decrease) in cash and cash equivalents  (3,403,192)   1,258,920

Cash and cash equivalents, beginning of year          17,059,650   15,482,689
                                                     -----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $13,656,458  $16,741,609
                                                     ===========  ===========

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


1. The consolidated balance sheet as of September 30, 1996, the related consolidated statements of income for the quarter and nine months ended September 30, 1996 and 1995, and the statement of cash flows for the nine month period ended September 30, 1996 and 1995 are unaudited.

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

4. Under FAS 114 and 118, which the Bank adopted effective January 1, 1995, the Bank considers non-performing loans (past due 90 days or more or matured but not yet rewritten) and non-accrual loans (on which no interest income is accrued) as "impaired" loans because there is a question as to whether all interest and principal will be paid according to the contract. Some loans are considered impaired loans because of special circumstances that raise questions about their complete collectibility in accordance with the note, although they are not non-performing or non-accrual loans. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependant loans are measured for impairment based on the fair value of collateral. The adopting of SFAS 114 did not result in any additional provision for loan losses as of January 1, 1995.

The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from specific assets identified as having greater than a normal risk of loss as well as losses from the remainder of the portfolio. Management's determination of the level of the allowance is based upon an evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors.

The following table shows non-accrual, impaired, and loans past due 90 days or more as of September 30, 1996 allocated according to loan types.

                                         Real Estate        Consumer        Commercial       Total
                                         -----------        --------        ----------       -----
                                                                   (in thousands)
 Non-accrual Loans                           638               571              97            1,306
 impaired loans                                -                 -             231              231
 Loans past due 90
  days or more                               327               507             555            1,389
                                             ---             -----             ---            -----

 Total                                       965             1,078             883            2,926
                                             ===             =====             ===            =====


Interest that would have been accrued on the non-accrual loans at September 30, 1996, had they been on accrual status would have been approximately $105,000.

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

           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

OVERVIEW

Net loss for the third quarter of 1996 was $2,882, or $.03 per share, compared to net income of $181,375 or $.45 per share for the third quarter of 1995. For the first nine months of 1996, net income was $160,439, or $.40 per share, compared to $398,315, or $.91 per share for 1995. The decrease in net income for the third quarter and the first nine months of 1996, as compared to 1995, resulted from a higher loan loss provision in 1996 of $255,000 and $662,750, respectively, compared to 1995 of $75,000 and $151,000. The 1996 increase in the provision resulted from unauthorized and fictitious loans made by a consumer loan officer in late 1995 and in January 1996.

EARNINGS SUMMARY--QUARTER ENDED SEPTEMBER 30, 1996 AND 1995

The Company experienced a consolidated net loss for the third quarter of $2,882, as compared to $181,375 net income for the third quarter of 1995. Net interest income increased $53,681 from the comparable period in 1995. This was primarily a result of average earning assets increasing by $6,831,000.

Other operating income for the third quarter was about $37,000 lower than in the third quarter of 1995 as a result of a $82,000 decline in mortgage brokerage fees offset by an increase in gains on sales of investment securities of $41,000. Other operating expenses were approximately $20,000 higher in the third quarter of 1996 compared to the third quarter of 1995. The increase in operating expenses was attributable to a $34,000 increase in FDIC assessments, $20,000 increase in depreciation expense, and $30,000 reduction in salaries and benefits.

BALANCE SHEET ANALYSIS

LIQUIDITY

Deposits at September 30, 1996 totaled $84,483,298 while federal funds sold were $10,630,000 (12.6% of total deposits). Total securities available-for-sale at September 30, 1996 were $13,596,981 (16.1% of total deposits). In addition, $10,521,000 (12.5% of total deposits) of the Bank's $29 million of securities will mature within one year. Thus, the bank has a liquidity position such that management believes it is capable of funding loan demand or deposit withdrawals. The liquidity ratio at September 30, 1996 was in excess of 56%. The liquidity ratio is determined by dividing total loans by total deposits.

INVESTMENTS

The Bank had $29,106,959 of investment securities at September 30, 1996,
compared to $29,141,710 of such securities at December 31, 1995.    The
following is a summary of the maturities and weighted average yields from the investment portfolio at September 30, 1996. Yields are not calculated on a tax equivalent basis.

                                   After One  After Five
                        Within   But Within    But Within       After
(in thousands)         One Year  Five Years     Ten Years     Ten Years      Total
                       --------  ----------   ------------   ------------  ----------
Available-for-sale
---------------------
Treasury and agency     $5,009     $8,342            -           $  79       $13,430
State and Political        -          -              -              -           -
Other                      -          -              -             167           167
                       -------     ------        -------        ------      --------

Total                   $5,009     $8,342            -           $ 246       $13,597
                       =======     ======        =======        ======      ========

Weighted Ave Yield        6.33%      5.94%           -            6.80%         6.10%

Held-to-maturity
---------------------
Treasury and agency     $5,512     $9,998            -              -        $15,510
State and Political        -          -              -              -           -
Other                      -          -              -              -           -
                       -------     ------        -------        ------      --------

Total                   $5,512     $9,998            -              -        $15,510
                       =======     ======        =======        ======      ========

Weighted Ave Yield        5.49%      5.70%           -              -           5.63%


LOANS

The following table sets forth the composition of the Bank's loan portfolio at September 30, 1996.



September 30
(in thousands)                1996
                              ----
Commercial               $13,309   27.84%
Commercial Real Estate     9,171   19.19
Residential Real Estate   15,585   32.61
Consumer                   9,734   20.36
                         -------  ------
                         $47,799  100.00%
                         =======  ======


At September 30, 1996, the Bank had $2,926,000 of loans that were nonperforming. Nonperforming loans include non-accrual loans, loans with principal or interest past due 90 days or more, and loans that have matured and are being extended or rewritten after their stated maturity date.

Non-accrual loans are those nonperforming and/or impaired loans on which the Bank does not accrue interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. Nonperforming loans and non-accrual loans are all considered "impaired loans" under SFAS 114, "Accounting by Creditors for Impairment of a Loan", and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." At September 30, 1996, total nonperforming and impaired loans amounted to 6.12% of the aggregate loans at September 30, 1996, compared to 7.01% at the end of 1995.

The table included in note 4 to the financial statements shows information concerning nonperforming, non-accrual and impaired loans as of September 30, 1996, allocated according to loan type. The amount of of interest income that would have been accrued on the loans on non-accrual status at September 30, 1996, had those loans remained current, was approximately $105,000.

At September 30, 1996, there were no significant loans other than those included in the above table, for which information was known that caused management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

The allowance for loan losses totaled $893,405 at September 30, 1996, compared to the 1995 year end balance of $1,163,834. The allowance for loan losses represented 1.87% of loans compared with 2.60% at December 31, 1995.

The allowance for loan losses was 30.5% of the aggregate of non-accrual loans and loans delinquent 90 days or more at September 30, 1996. At December 31, 1995, the allowance was 40.1% of such loans. The 1996 percentage is lower than at the end of 1995 because of loan charge-offs in 1996. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of the borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.

The loan review system and charge-off policy assist management in identifying problem loans and credit deterioration earlier than in the past and continuing implementation of the loan review system will improve this process further. Effective collection efforts, when implemented early, generally result in lower losses. Management expects lower loan losses as a result of recent strengthening of the collection department. Loans charged off in the third quarter of 1996 aggregated $691,000. These losses were provided for through a charge to the provision for loan losses in the fourth quarter of 1995 and during the first three Quarters of 1996. The charge offs were part of the Bank's continuing effort to address problem loans in the loan portfolio and improve the quality of the loan assets. Collection efforts in the third quarter resulted in recoveries of $21,000 on loans previously charged off.

The table below presents management's allocation of the allowance for loan losses at September 30, 1996, and shows the percentage of the allowance allocated to each category of loans.

       (Dollars in thousands)
                               September 1996
                               --------------

                             Allowance  Percent
                             ---------  -------
       Commercial                543       60%
       Real estate mortgage       15        2
       Consumer                  230       26
       Unallocated               106       12
                               -----    -----
                                 894      100%
       ----------------------  =====    =====

The following table summarizes activity in the allowance for loan losses during the third quarter of 1996.




                                            Quarter Ended
                                           September 1996
                                           --------------
  Average loans outstanding
   during the period                         $46,638,000
                                             ===========
   Allowance for loan losses:
     Beginning balance                         1,309,000
     Provision for credit losses                 255,000
     Charge-Offs                                (691,000)
     Recoveries                                   21,000
                                             -----------
     Balance at End-of-Period                    894,000
                                             ===========

  Charge-Offs by Category
     Commercial                                      -0-
     Consumer                                   (625,000)
     Real-Estate Mortgages                       (66,000)
                                             -----------
  Total charge-offs                             (691,000)
                                             ===========
  Recoveries by Category
     Commercial                                    8,000
     Consumer                                      4,000
     Real-Estate Mortgages                         9,000
                                             -----------
  Total recoveries                                21,000
                                             ===========

  Net Loans Charged Off                         (670,000)
                                             ===========
  Provision for loan losses as a percent of
     average loans                                   .55%

  Net loans charged off as a percent of
     average loans                                  1.44%
  Total loans charged off as a percent of
     average loans                                  1.49%


DEPOSITS



The following is a summary of the average balances and average rates paid on deposits for the quarter ending September 30, 1996.


(in thousands)                                       Quarter Ending
                                                     September 1996
                                                     --------------
                                                 Average      Average
                                                 Balance        Rate
                                                 ----------  ----------

        Non-interest bearing demand deposits        $29,282
        U.S. Treasury, tax, and loan deposits *         102
        Interest bearing demand deposits              6,608       2.22%
        Savings deposits                             15,023       1.97%
        Time deposits
            $100,000 or more **                      18,260       2.94%
            Other time deposits                      15,044       4.82%
                                                 ----------

        Total                                       $84,319
                                                 ==========



* Represents non-retail deposits held overnight and remitted to the federal government the following business day.
** Includes approximately $8,000,000 of a non-interest bearing time deposit from the U.S. Treasury.

CAPITAL RESOURCES

At September 30, 1996, the ratio of equity capital to average assets of the Bank was 5.71% and in compliance with the Comptroller of Currency requirement of 5.50%. The risk-based Tier 1 capital ratio at September 30, 1996 was 10.70% and the Bank's total capital ratio on September 30, 1996, was 11.96%. These ratios were slightly higher when compared to the December 31, 1995 ratios, which were 5.49%, 10.54%, and 11.80%, respectively.
As a result of the losses experienced in 1995 and the first quarter of 1996, the Bank is not able to pay dividends to the Corporation. The Bank will have to earn approximately $365,000 for the year in order to eliminate the deficit in its retained earnings account. Thereafter, it may pay dividends legally from earnings subject to prior approval of the Comptroller of the Currency until the Comptroller Agreement described in the 10-KSB annual report is terminated. Thus, the Corporation does not presently have the resources to pay interest on its Senior Notes and cumulative dividends on its Class A and Class B Preferred Stock.
The Corporation in June 1996, requested the holders of its Class A and Class B Preferred Stock and of its $900,000 of Senior Notes for a waiver of defaults in payment of interest on the Senior Notes and dividends on the Class A and Class B Preferred Stock during 1996 as a result of the loan department losses. The waiver would not forgive any dividends or interest due in 1996 but would allow the Corporation to make the payment any time in 1997 without penalty. The Series 1994-1 Preferred Stock is not entitled to receive dividends, but a 4% dividend is required to be paid on the series 1994-1 Stock before any dividends may be paid on the Common Stock.

     PART II. OTHER INFORMATION


     ITEM 1. Legal Proceedings. No change from report on Form 10-KSB for year ended December 31, 1995.

     ITEM 2.  Changes in Securities - none.

     ITEM 3.  Defaults upon senior securities.
              Reference is made to the above section on Capital and Resources.

     ITEM 4.  Submission of matters to vote of security holders.
              There were no matters submitted to a vote of the security holders during the quarter ended September 30, 1996.

     ITEM 5.  Exhibits and reports on Form 8-K.
              Exhibits:
              (a)Exhibit 27-Financial Data Schedule

              Reports on Form 8-K:

              A report on Form 8-K was filed on October 25, 1996, which included information on the change in First
              Independence's Certifying Accountant from Coopers and Lybrand LLP to Crowe, Chizek and Company LLP.

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY


                                   SIGNATURES

     Pursuant to the requirement of the Securities and Exchange Act of 1934, the registrant has duly caused this to report on Form 10-QSB to be signed on behalf of the undersigned thereunto duly authorized.


                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                                   Registrant



November 8, 1996                     /s/ Don Davis
                                     ------------------------
                                     Don Davis
                                     Chief Executive Officer



November 8, 1996                     /s/  Rose Ann Lacy
                                     ------------------------
                                     Rose Ann Lacy
                                     Chief Financial Officer
                                     Chief Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------

27                                     FINANCIAL DATA SCHEDULE