Form 10KSB40
period 1996-12-31
FIRST INDEPENDENCE CORP
filed 1997-03-31
CIK 745140

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

   (MARK ONE)

   [x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1996

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

                                 (313)256-8400
                                 -------------
                (Issuer's Telephone Number, Including Area Code)

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year.

     Total revenues for the year ended December 31, 1996 were $8,672,359.

     State the aggregated market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     The aggregate market value of voting stock held by non-affiliates at December 31, 1996 was $860,845 based on appraised value of shares determined as of December 31, 1996, by an independent appraiser for purposes of the Registrant's Employee Stock Ownership Plan. [See Item 5. "Market for the Registrant's Common Equity and Related Stockholder Matters."]

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of March 28, 1997.

     Common stock par value $1.00 per share, 336,760 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security-holders for fiscal year ended December 31, 1996):

     Portions of the definitive proxy statement for the registrant's annual shareholders meeting to be held in June 1997, are incorporated by reference in
Part III.

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

Commercial loans are made to businesses and to individuals for business purposes. They include a wide variety of financing transactions such as working capital lines of credit, receivable financing, commercial real estate loans, equipment loans and equipment leasing transactions. The history and strength of the borrower, type of business, cash flow compared to debt service requirements, type and nature of collateral, collateral values, credit history, and ratios of loan amounts to collateral value are among the principal considerations in making these loans. These loans do not usually exceed 80% of the value of the collateral, and cash flow available for debt service must be at least 1.25 times the debt service requirement.


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

The Bank offers a credit card program affiliated with the Master Card Inter-Bank charge card system. It maintains a correspondent relationship with First Chicago NBD and Comerica in the Detroit area in order to provide for the clearance of checks, the transfer of funds, the periodic sale and purchase of federal funds, and participation in large loans which would be beyond the Bank's legal lending limit if made by the Bank alone.

In 1994, the Bank opened a mortgage brokerage office in Southfield, Michigan. The Bank originates residential mortgages in that office primarily for resale in the secondary market. The Bank's income in this activity is generated from commitment fees or "points" charged to the borrower and from discounts realized when loans are sold to secondary market investors for lower yields than that which would be realized from the mortgage. The difference is a profit for the Bank. The Bank pays the originators' commissions from the points charged to the borrowers and from the profits realized upon sale of the mortgage. It is the Bank's policy to commit to a loan to a borrower only if the secondary market investor has committed to the Bank to purchase the loan when made.

SUPERVISION AND REGULATION

Various federal laws and regulations affect the businesses of the Corporation and the Bank. These laws and regulations are administered with respect to the Corporation and the Bank by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Office of the Comptroller of the Currency (the "Comptroller"), respectively. In 1991, in the exercise of their supervisory and regulatory authority over the Corporation and the Bank, the Federal Reserve Board and the Comptroller required the Corporation's and the Bank's Board of Directors to adopt a resolution and enter into a formal agreement requiring the Board to manage and improve certain operations, comply with certain laws and regulations, to conserve and increase capital of the Corporation and the Bank, and to manage and improve loan quality. These matters are further described below and under "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Dividends" at page 29.

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

The National Bank Act, Federal Reserve Act, other federal (and in some instances, state) laws and regulations govern, among other things, the scope of the Bank's business, the investments the Bank may make, the amount of loans the Bank may make and the interest it may charge on loans, transactions between the Bank and the Corporation and the Bank's and Corporation's directors and executive officers and other affiliates of the Bank, reserves the Bank must maintain against deposits, and the Bank's activities with respect to business combinations and branching. Federal regulations also require the Corporation and the Bank to fulfill certain minimum capital requirements and restrict dividends payable to the Corporation by the Bank. In addition, the 1991 formal agreement between the Bank and the Comptroller ("Comptroller Agreement") specifically requires the Bank to increase capital, make no declaration or payment of dividends without prior approval of the Comptroller, and requires certain other management and board actions to be taken. These requirements are discussed below in this section and in "Item 6. Management's Discussion and Analysis of Financial Conditions and Results of Operations - Capital Resources and Dividends" at page 28.

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

Under the FDIC Improvement Act regulations, five capital categories are established to define the relevant capital levels. The following table summarizes the risk-based capital levels for each category and the Bank's capital ratios in each category shown:

                                TOTAL       TIER 1     TIER 1      UNDER A
                              RISK-BASED  RISK-BASED  LEVERAGE CAPITAL ORDER OR
CAPITAL CATEGORY               RATIO (B)   RATIO (B)   RATIO    DIRECTIVE (A)
----------------               --------    --------    -----    ------------
Well Capitalized                >= 10.0%   >= 6.0%    >= 5.0%         NO
Adequately Capitalized          >=  8.0%   >= 4.0%    >= 4.0%
Undercapitalized                 <  8.0%    < 4.0%    <  4.0%
Significantly Under-             <  6.0%    < 3.0%    <  3.0%
     Capitalized
Critically Undercapitalized:  tangible equity <= 2.0%.

Bank's ratios at
December 31, 1996                 11.66%     10.40%     5.64%
-------------------------------------------------------------

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

The 1991 Comptroller Agreement between the Bank and the Comptroller (the "Comptroller Agreement") provides, among other things, that the Bank must: (1) appoint a compliance committee of the Board; (2) correct violations of law and administrative regulations and adopt procedures to prevent future violations;
(3) achieve and maintain a level of equity capital at least equal to 5.50 percent of adjusted total assets (this was achieved in October, 1994, and the Bank ended 1996 with an equity capital ratio of 5.64% at December 31, 1996) ;
(4) not declare or pay dividends without the prior written approval of the Comptroller; (5) maintain a level of liquidity which is sufficient to sustain the Bank's current operations and withstand any anticipated or extraordinary demands against its funding base; (6) maintain an adequate allowance for loan and lease losses; (7) develop a three year capital program to maintain adequate and at least minimum required regulatory capital levels; (8) develop and implement a plan to improve and sustain the earnings of the Bank; (9) revise the Bank's loan policy and include an insider loan policy; (10) establish a loan review system to review the Bank's loans periodically to identify and categorize problem credits; (11) develop a program to reduce criticized assets; and (12) obtain current and satisfactory credit information from borrowers and cure any collateral deficiencies as may be identified from time to time. The Corporation's Resolution adopted at the request of the Chicago Federal Reserve Bank (the "Federal Reserve Resolution") provides that the Corporation will not declare or pay any dividends or incur any additional debt without the prior written consent of the Federal Reserve Bank of Chicago. It also provides for submission to that Bank of written plans for increasing the Corporation's capital and for servicing the Corporation's debt.

The Comptroller determined in the last annual examination of the Bank that it was not yet fully in compliance with all provisions of the Comptroller Agreement. This was caused primarily because of unauthorized loan activity which took place, and does not reflect the recent progress of the bank. Bank management is striving to ensure compliance with each article and believes that the bank is in compliance with the terms of the Comptroller Agreement.
However, certain provisions require subjective and qualitative (in addition to quantitative) judgments by representatives of the Comptroller with which management may not always agree. Certain articles also require a period of sustained performance before they are considered fully in compliance.
Therefore it is not certain at this time as to when the Comptroller Agreement will be terminated. The annual Comptroller examination is expected to be concluded in the first half of 1997.

Management has continued working to reduce operating costs and improve profitability of the Bank. Revenues increased and operating costs (excluding interest expense) as a percentage of revenues declined. During 1996 the Bank charged-off $1,563,000, in loans, of this amount approximately $898,000 were attributable to unauthorized loans made in late 1995 and January 1996 by a consumer loan officer who had no lending authority (acting in apparent collusion with one or more customers) . As a result of the high charge-offs in 1996 the Bank's provision for loan losses increased by $141,750, or 16.46% to $1,002,750 in 1996 from $861,000 in 1995. Despite the increase in the provision, the Corporation had net income of $92,860 in 1996 (the Bank had net income of $143,397) as compared to a net loss of ($57,000) in 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" at page 13 for a detailed discussion of the effects of the unauthorized loan activity.

The Bank's management believes that stronger underwriting, in addition to the revised loan administration and controls implemented since January, 1996, is improving credit quality. Thus, strict adherence to credit criteria for new loans, thorough analysis of prospective borrowers' ability to repay, and careful evaluation of collateral are all required in considering new loan requests.

The Community Reinvestment Act ("CRA") provides for bank reinvestment in the communities from which deposits are received. Under new regulations adopted in 1995, regulators evaluate actual performance of financial institutions in their community reinvestment activities rather than emphasizing plans, process and mere statistics. Commitment to community reinvestment is viewed by the Bank and regulatory agencies as an important part of banking. The Bank's CRA rating is "satisfactory" and the Bank is working to improve its record-keeping with respect CRA activities in order to increase its rating to outstanding. The Bank was organized to provide capital to minority businesses and households in the Detroit Area and, for over 25 years, it has been doing so. Over 60% of the Bank's loans are made to businesses and households in Wayne County. Many of its employees are residents in Detroit and are active in block clubs and community organizations. Most of the Bank's directors also are engaged as a board member in one or more Detroit-based community organizations. The Bank intends to build on its record of community service by increasing involvement of its employees and offices in community affairs and, as record keeping of its financing activities is improved, its CRA involvement will be increasingly evident.

The business of commercial banking is affected by the monetary and fiscal policies of various government agencies, including the Federal Reserve Board. Among the regulatory techniques available to the Federal Reserve Board are open market operations and United States government securities, changing the discount rate for bank borrowings, and imposing and changing the reserve requirements applicable to member bank deposits and to certain borrowings by member banks and their affiliates. These policies influence to a significant extent the overall growth and distribution of bank loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on savings and time deposits. In view of constantly changing conditions in the national economy and the money market, as well as the effect of the policies of monetary and fiscal authorities, no definitive predictions can be made by the Corporation as to future changes in interest rates, credit availability, or deposit levels. The Bank attempts to manage its asset mix (loans and investments), its interest rate structure for assets and for deposit liabilities. The Bank has worked to increase fee income sources such as mortgage banking and brokerage in order to establish diverse sources of revenue and provide some protection against changes in interest rates and economic or industry conditions.

COMPETITION AND MARKET

The Bank is a community bank primarily serving Wayne County, Michigan. It also provides some services in Oakland and Macomb Counties. Wayne County household income is moderate to low ($28,000 in Wayne County for 1989 according to the 1990 census). The value of real estate in Wayne County also tends to be relatively low ($48,500 average home value). This market area encompasses a high proportion of lower-middle and low income individuals and small businesses. Historically, this market may have been underserved by competing financial institutions. However, management believes that it can serve this community profitably and control the somewhat higher level of credit risk inherent in such loan portfolio by careful underwriting and by hiring and retaining competent, professional staff.

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

EMPLOYEES

At December 31, 1996 the Bank employed 65 full-time equivalent employees, seven of which are commission employees in the mortgage brokerage operation and are compensated based solely on their performance. None of the employees are unionized. The Corporation has no employees of its own and no payroll since it engages in no active business. While relationships between management and other employees are considered good, management is continuing to build stronger relationships, loyalty and more efficient work habits. Techniques used include regular meetings with employees, training opportunities, and use of consultants from time to time for enhancing communication within the Bank.

OTHER TRENDS, EVENTS, UNCERTAINTIES

On February 21, 1997 the Bank received $1,444,721.37 from its fidelity insurance underwriters in settlement of the Bank's claims related to the fictitious "loans" made by a consumer loan officer with no lending authority.
As a result, the Bank has recorded a recovery of $1,139,796.83 for the amounts previously charged off. The remaining balance of the insurance proceeds were used to pay down the value of the fictitious "loans" that were not charged off (see footnote 17 of the Annual Report). Also, the judgement for wrongful termination, entered against the Corporation in October 1994, in the amount of $320,000, has been reversed by the Michigan Court of Appeals holding that there was no liability by the Corporation or by the Bank's subsidiary. While it is possible that the plaintiff will appeal, counsel for the Corporation are of the opinion that such an appeal would be without merit (see footnote 13 of the Annual Report). Management is not aware of any other significant trends, events or uncertainties, or recommendations by regulatory authorities, that will have or are reasonably likely in management's opinion, to have a material effect on the Company's liquidity, capital resources or operations.

CONSOLIDATED STATISTICAL INFORMATION

Selected statistical information is presented in Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the onsolidated financial statements and notes to financial statements which are filed as part of this report.


ITEM 2. DESCRIPTION OF PROPERTIES

The 28,500 square foot headquarters of the Corporation and the Bank, located at 44 Michigan Avenue, Detroit, Michigan, was purchased by the Bank in March 1987. The Bank also owns the land and a 4,000 square foot branch at 12200 Livernois in Detroit. The Bank leases the premises at 7020 West Seven Mile Road, and at 545 Brush Street at the Millender Center Office/Apartment complex in Detroit. All of these properties are considered by management to be well maintained and adequate for the purpose intended. The Bank modified its main office in 1995 in order to move all of its operations and accounting into the main office from separate leased space two blocks away. The lease on that space (on Shelby Street in Detroit) will terminate in August 1997.

The Bank has a mortgage production office located at 15565 Northland Drive, Suite 703 West, Southfield, Michigan 48075 in 2,100 square foot leased premises. This site houses a staff of 9 persons who originate and process mortgages in southern Oakland County.


ITEM 3. LEGAL PROCEEDINGS

In 1991, a former senior officer of the Bank filed a complaint in the Circuit Court for the County of Wayne, Michigan, against the Bank, a non-operating subsidiary of the Bank, and the Corporation and certain directors and another former officer thereof alleging wrongful termination. In May 1993, a jury verdict was entered against the Corporation and a non-operating subsidiary of the Bank, certain directors and another former officer thereof in the amount of $320,000 by a Wayne County Circuit Court. A judgment was entered on the verdict in October 1994. An accrual for the judgment was recorded in 1994 and is reflected in the consolidated financial statements and attorney fees and other litigation costs have been expensed as they were incurred. The Corporation appealed the judgment to the Michigan Court of Appeals and on March 14, 1997, the judgment was reversed by the Court of Appeals holding that there was no liability by the Corporation or by the Bank's subsidiary. While it is possible that the plaintiff will appeal, counsel for the Corporation are of the opinion that such an appeal would be without merit.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 21, 1996, the Corporation held its annual meeting at which the following nine directors were elected by the votes shown below:



NAME                     FOR       AGAINST   ABSTAIN
----                     ---       -------   -------
Don Davis                257,853     0       3,046
Dr. Charles E. Morton    257,944     0       2,955
Dennis H. Silber         257,768     0       3,131
Gerald Van Wyke          257,860     0       3,039
Eloise C. Whitten        257,843     0       3,056
Alan Young               257,871     0       3,028
Barry Clay               257,988     0       2,911
Georigis Garmo           257,740     0       3,159
Jamal Shallal            257,860     0       3,039

                                    Part II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 1996, there were 336,760 shares of the Corporation's common stock issued and outstanding. The stock was held by approximately 2,100 shareholders and has previously traded in the Detroit metropolitan area over the counter on an infrequent basis. During 1995-1996, to the knowledge of the Corporation's management, an established trading market did not, and does not, exist for these shares. For purposes of estimating value of the Registrant's common stock, the value determined by an independent appraisal as of December 31, 1996 for the Corporation's Employee Stock Ownership Plan has been used.

The Bank may not currently pay cash dividends to the Corporation pursuant to the Comptroller's Agreement, without prior approval of the Comptroller. Therefore, since it received no cash dividends from the Bank, the Corporation does not presently have the ability to pay cash dividends on its outstanding preferred stock or common stock. It is expected that dividends will be able to be paid by the Bank to the Corporation for the year 1997. The Bank intends to request the approval of the Comptroller to pay dividends to the Corporation in an amount sufficient for the Corporation to pay the 1996 and 1997 dividends on the Class A and B Preferred Stock, the interest on the Senior Notes, and the dividends of the Class C Preferred Stock, Series MI-1.

Federal law (12 U.S.C. Section 60) limits payment of dividends to the net profits of a bank remaining after ten (10%) percent of the net profits of each half year of operations are transferred to capital surplus, and the dividend paid in any calendar year may not, without the prior approval of the Comptroller, exceed the net profits of the current year plus the net profits of the two preceding years (less the required transfers to surplus). 12 U.S.C.
Section 56 provides that dividends may not be paid if undivided profits have been depleted by losses or otherwise. In other words, dividends may be paid only from net earnings and not from the Bank's capital. The Bank's retained deficit account is approximately ($222,000) so that it may not pay dividends until subsequent net earnings exceed $222,000, and then only to the extent allowed by the Comptroller until the Comptroller Agreement is terminated.

Cash dividends on common stock were not declared or paid in 1989 through 1996 and presently, they may not be declared or paid without the prior written approval of the Federal Reserve Bank of Chicago. (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and - Capital Resources and Dividends."). No cash dividends may be paid on the Common Stock until dividends are paid or provided for on the Class A and Class B Preferred Stock and the Class C Preferred Stock, Series 1994-1 and Series MI-1. (See "Capital Resources and Dividends," p. 29).

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The following selected financial data are derived from the consolidated financial statements of the Corporation. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Condensed Consolidated Statement of Operations
For the years ended December 31 (in thousands)

                                1996     1995
                                ----     ----
 Interest income              $7,025    $6,427

 Interest expense              2,072     1,826
                              ------    ------

 Net interest income           4,953     4,601

 Provision for loan losses     1,003       861

 Non interest income           1,648     1,922

 Non interest expense          5,506     5,719
                              ------    ------
 Income (loss) before
 federal income tax           $   92    $  (57)

 Federal income tax
 expense (credits)                 0         0
                              ------    ------


 Net Income (Loss)            $   92    $  (57)

 Preferred stock dividend         34        34
                              ------    ------
 requirements Income (loss
 attributable to common
 stock)                       $   58    $  (91)
                              ======    ======

 Net income (loss) per share
 of common stock              $  .17    $ (.27)
                              ======    ======


RESULTS OF OPERATIONS

OVERVIEW

The operating results of 1996 and 1995 must be understood in the context of a substantial one-time loss realized during both fiscal periods which arose out of unauthorized loan activity primarily during the second half of 1995. In 1996, the Corporation had net income of $92,000 compared to a net loss of ($57,000) in 1995. This improvement was the result of an increase of $352,000 in net interest income with both higher levels of earning assets and higher yields earned. This higher revenue was partially offset by an increase of $142,000 in 1996 for the provision for loan losses (total $1,002,750) than was provided in 1995. The increased provision in 1996 resulted from unauthorized loan activity engaged in by an employee of the Bank near the end of 1995, and January 1996.

During the Bank's 1995 year end audit and examinations, the Bank identified approximately $937,000 of loans with insufficient collateral and inadequate documentation which were made in late 1995 by a consumer loan officer with no lending authority (acting in collusion with one or more customers) who circumvented the Bank's internal control system. In addition, about $180,000 of such loans were booked by this employee in January 1996. It also was discovered that this same individual had made and booked $390,000 of fictitious unauthorized "loans" in 1995 and $138,000 in January 1996. This person is no longer employed by the Bank. After the close of 1996, On February 21, 1997, the Bank received $1,444,721.37 from its fidelity insurance underwriters in settlement of the Bank's claims related to these unauthorized transactions. As a result, the Bank has recorded, in the first quarter of 1997, a recovery of $1,139,796.83 by a credit to the loan loss provision for the amounts previously charged off relating to fictitious "loan" activity. The Bank is giving up $307,942.54 in recorded assets as part of the settlement.

In response to the unauthorized loan activity, and the resulting loss, the Bank took numerous actions. The Bank President's employment was terminated in February 1996; the Chairman, Don Davis, was appointed as Interim President and CEO, and a search is being undertaken by the Board for a new President; the Bank hired a new consumer loan officer and two new loan administrators; an experienced senior auditor and an assistant auditor have been brought into the internal audit department; a loan review officer has been hired to conduct file reviews, check documentation and identfy developing problem loans at an early stage.

The following table sets forth a consolidating condensed statement of operations for the ended December 31, 1996.

                      Condensed Statement of Operations

For the year ended December 31, 1996
(in thousands)

                              First           First
                       Independence    Independence
                        Corporation   National Bank  Elimination   Consolidated
                       ------------   -------------  -----------   ------------
 Interest income              $  3          $7,022                   $7,025
 Interest expense               54           2,018                    2,072
                              ----          ------                   ------
 Net interest income           (51)          5,004                    4,953
 Provision for
   loan losses                   -           1,003                    1,003
 Other operating income                      1,648                    1,648
 Other operating expenses                    5,506                    5,506
 Gain/(Loss) before           ----          ------                   ------
 federal income tax and
 income from subsidiary        (51)            143                       92
 Federal income tax expense
   (credit)                   ----          ------       ----        ------
 Income/(Loss) before
   income from subsidiary      (51)            143       $143            92

 Income/(Loss) from
   subsidiary                 $143                       $143
                              ----          ------       ----        ------

      Net Income/(Loss):      $ 92          $  143       $143        $   92
                              ====          ======       ====        ======


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

                                    Rate/Volume Analysis

                         1996 COMPARED TO 1995     1995 COMPARED 1994
                         ---------------------     ------------------
                         INCREASE/(DECREASE) DUE   INCREASE/(DECREASE) DUE
                         -----------------------   -----------------------
 (IN THOUSANDS)          TO                        TO
                         --                        --
                              CHANGE IN:               CHANGE IN:
                              ----------               ----------
                         Volume  Rate  Total       Volume  Rate  Total
                         ------  ----  -----       ------  ----  -----
 Interest Income
 Loans                     $559  $ 20   $579        $271   $256   $527
 Taxable investment
  securities                  8    42     50         485    107    592
 Nontaxable investment
  securities                 (9)   --     (9)         (4)    --     (4)
 Federal funds sold and
  securities purchased
 underagreements to resell   38   (60)   (22)         --    158    158
 Interest-bearing bank
   deposits                  --    --     --         (28)    --    (28)
                           ----  ----   ----        ----   ----   ----
 Total Interest Income      596     2    598         724    521  1,245
                           ----  ----   ----        ----   ----   ----
 Interest Expense

 Deposits:
   Money Market Accounts      6    (4)     2          30    (19)    11
   Savings                  (12)  (37)   (49)         (3)   (61)   (64)
   NOW Accounts              29     5     34          (4)           (4)
   Cert. of Deposit
    100,000 or more          93    89    182         218    (79)   139
   Time deposits             38    39     77          33    171    204
 Short-term borrowing       (18)   (9)   (27)         85     91    176
 Long-term borrowing         --    27     27          --    (54)   (54)
                           ----  ----   ----        ----   ----   ----
 Total Interest Expense     136   110    246         359     49    408
                           ----  ----   ----        ----   ----   ----
 Net Interest Income        460  (108)   352         365    472    837
                           ====  ====   ====        ====   ====   ====

Net interest income increased 7.65% or $352,000, to $4,953,000 in 1996 from $4,601,000 in 1995. This increase was primarily the result of an increase in average loans. Net average loans in 1996 increased $5,417,000 to $45,294,000 compared to $39,877,000 in 1995. Non-accruing loans are included in the loan totals in calculating interest rates earned on loans in the average balance sheet shown on the next page.

The increases in earning assets were funded through an average $3,662,000 increase in certificates of deposits of $100,000 or more and an average increase of $1,430,000 in NOW accounts. Rates on the higher level of total interest bearing liabilities increased an average of 13 basis points to 3.32% in 1996 compared to 3.19% in 1995.

The following table sets forth for the periods indicated the Corporation's average balances of assets and liabilities and interest earned or paid thereon, expressed both in dollars and rates.


 Years ending December 31                       1996                      1995
 (in thousands)

                                         INTEREST  RATE              INTEREST RATE
                                 AVERAGE   INCOME  EARNED  AVERAGE    INCOME  EARNED
                                 BALANCE  EXPENSE  PAID    BALANCE   EXPENSE  PAID
                                 -------  ------  -----    -------   ------   -----
 Assets
 Investment Securities:
   U.S. Treasury & Government
   Agencies                      $30,777  $1,822   5.92    $30,642   $1,772    5.78
   State & Municipal Securities       --      --     --        147        9    6.12
   Other                             167      10   5.99        167       10    5.99
                                     ---      --               ---       --
 Total Investment Securities      30,944   1,832   5.92     30,956    1,791    5.79

 Federal funds sold               10,159     546   5.37      9,517      568    5.97
 Inter bank deposit
 Loans (net)                      45,294   4,647  10.26     39,877    4,068   10.21
                                 -------  ------  -----    -------   ------   -----
 Total Earning Assets             86,397                    80,350
 Total Interest Income                    $7,025                     $6,427
                                          ------                     ------
                                                   8.13                        8.00
                                                   ----                        ----
 Other assets                      8,211                     8,672
                                   -----                     -----
 Total Assets                    $94,608                   $89,022
                                 =======                   =======

 Liabilities and Shareholders'
   Equity
 Deposits:
   Money Market Accts            $ 1,016  $   23   2.26    $   792   $   21    2.65
   Savings                        15,035     300   2.00     15,555      350    2.25
   NOW Accounts                    5,371     113   2.10      3,941       79    2.00
   Certificates of Deposit
    $100,00 or more               19,263     579   3.01     15,601      398    2.55
   Time deposits                  14,992     725   4.84     14,156      647    4.57
 Short-term borrowings             5,842     278   4.76      6,214      304    4.89
 Notes payable                       900      54   6.00        900       27    3.00
 Total Interest-bearing              ---      --   ----        ---       --    ----
   Liabilities                    62,419                    57,159

 Total Interest Expense                   $2,072                     $1,826
                                          ------                     ------
                                                   3.32                        3.19
 Other liabilities                28,028           ----     27,763             ----
 Shareholders' equity              4,193                     4,100
                                   -----                     -----
 Total Liabilities and
   Shareholder Equity            $94,640                  $89,022
                                 =======                  =======
 Net interest income                      $4,953                     $4,601
 Interest spread (avg. rate               ======                     ======
   earned minus avg. rate paid)                    4.81%                       4.81%
 Net interest margin (net                          ====                        ====
   interest income/total
   earning assets)                                 5.73%                       5.73%
 Asset utilization (earning                        ====                        ====
   assets/total assets minus
   assets held under agency
   agreement)                                     91.32%                      90.26%
                                                  =====                       =====

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Banking practice as well as the Comptroller Agreement require the Bank to maintain an adequate allowance for loan losses on an ongoing basis. Management is required to review the Bank's allowance for loan losses quarterly to determine its adequacy in relation to the risks in the loan portfolio. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb reasonably foreseeable loan losses. The determination of the adequacy of the allowance is based on various factors including an evaluation of loan loss experience, current economic conditions, the composition of the loan portfolio and factors regarding specific loans such as cash flows, collateral values and payment history. Management believes the allowance for loan losses to be adequate as of December 31, 1996.

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

Effective January 1, 1995 the Corporation adopted Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" and No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure". Under these accounting standards a loan is considered impaired, based on current information and events, if it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The allowance for loan losses is used to reflect in the balance sheet the reduced value of the loan portfolio as a result of the existence of impaired loans.

The allowance for loan losses totaled $765,561 at December 31, 1996 compared to the 1995 year end balance of $1,163,835. The allowance for loan losses represented 1.66% of loans compared with 2.60% in 1995. The decrease in the ratio for 1996 is the result of a significant increase in charge-offs in 1996 arising out of the unauthorized loan activity experienced by the Bank in late 1995. The loan officers involved booked $645,000 of loans as of December 31, 1995 which were inadequately collateralized or unsecured. The provision for loan losses, charged against income in 1996 and 1995 totaled $1,002,750 and $861,000 respectively, compared to $270,000 in 1994 prior to the one-time loss resulting from the unauthorized loan activity. The 1996 increase was primarily due to the unauthorized activities of the consumer loan officer.

The allowance for loan losses was 36.1% of the aggregate of non-accrual loans and loans delinquent 90 days or more at December 31, 1996. At December 31, 1995, the allowance was 40.1% of such loans. The 1996 percentage is lower than in 1995 because management charged-off $1,562,813 of loans. This decision resulted in a significant decrease in non-accrual loans in 1996. The allowance for loan losses is maintained at a level believed adequate by management to absorb losses from specific assets identified as having greater than normal risk of loss as well as losses from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors., Also see the discussion about "Non-performing Loans" at page 26 below.

The loan review system and charge-off policy assist management in identifying problem loans and credit deterioration earlier than in the past and continuing implementation of the loan review system will improve this process further. Effective collection efforts, when implemented early, generally result in lower losses. Loans charged off in 1996 aggregated $1,562,813 compared with $763,069 in 1995. Of this amount, $998,114 was attributed to unauthorized loans. The remaining $564,699 charged off was as a result of a continuing effort to address problem loans in the loan portfolio. In addition, collection efforts resulted in recoveries of $161,790 in 1996 on loans previously charged off compared to $261,064 in 1995. Management expects improved collections and recoveries as a result of recent strengthening of the collection department.

On February 21, 1997, the Bank received $1,444,721, from its fidelity insurance underwriters in settlement of the Bank's claims related to the fictitious "loans" made by a consumer loan officer with no lending authority. As a result, the Bank has recorded a recovery of $1,139,797 for the amounts previously charged off. The remaining balance of the insurance proceeds were used to pay down the value of the fictitious "loans" that were not charged off.

The table listed below presents management's allocation of the allowance for loan losses for the last two years.

(DOLLARS IN THOUSANDS)
                               1996                     1995
                               ----                     ----
                      ALLOWANCE    (A)          ALLOWANCE  (A)
                      ---------    ---          ---------  ---
Commercial             $487         48%          $  483    40%
Real estate mortgage     36         33              100    34
Consumer                216         19              360    26
Unallocated              27          -              221     -
                       ----        ---           ------   ---
                       $766        100%          $1,164   100%
                       ====        ===           ======   ===

(A) Percent of loans in each category to total loans.

The following table summarizes, for the periods indicated, average loans outstanding, loans charged off, recoveries and provision charged to operations. Charge offs in 1996 and 1995 were heavily concentrated in the consumer loan category, due to the unauthorized loan activity in late 1995 and January 1996. The allocation of the allowance for loan losses at year end reflect management's assessment and allocation of risk at year end after those charge offs had occurred. After making those charge offs, management believes the allowance at December 31, 1996 properly reflects the risks identified among the parts of the portfolio.

                                YEAR ENDED     YEAR ENDED
                                      1996           1995
                                      ----           ----
 Average loans outstanding
   during the period           $45,294,000    $40,852,000
                               ===========    ===========

 Allowance for loan losses       1,163,834        804,839
 Beginning balance
 Provision for credit losses     1,002,750        861,000
 Charge-offs                    (1,562,813)      (763,069)
 Recoveries                        161,790        261,064
                               -----------    -----------
 Balance at end of year            765,561      1,163,834
                               ===========    ===========
 Charge offs by category:
   Commercial                     (193,624)      (149,228)
   Consumer                     (1,140,609)      (573,841)
   Real estate mortgages          (228,580)       (40,000)
                               -----------    -----------
 TOTAL LOANS CHARGED OFF        (1,562,813)      (763,069)
                               ===========    ===========

 Recoveries by category:
   Commercial                       93,532        146,391
   Consumer                         53,472         54,814
   Real estate mortgages            14,786         59,860
                               -----------    -----------
                                   161,790        261,065
                               ===========    ===========
 NET LOANS CHARGED OFF          (1,401,023)      (502,004)
                               ===========    ===========
 Provision for loan
 losses/ average loans               2.21%          2.10%
 Net loans charged
 off/average loans                   3.09%          1.22%
 Total loans charged off/
   average loans                     3.45%          1.86%


OTHER OPERATING INCOME

Other operating income decreased by $274,000 or 14.26% to $1,648,000 in 1996 from $1,922,000 in 1995. This decrease was primarily the result of the decline of revenues in the mortgage brokerage operation to $602,000 in 1996 compared to $900,000 of revenues in 1995.

OTHER OPERATING EXPENSES

Total other operating expenses decreased by $213,000 or 3.72% to $5,506,000 in 1996 from $5,719,000 in 1995. This decrease was primarily the result of decreases in agency help of $55,000, marketing of $29,000, and property and
intangible tax expense of $22,000.   Other operating expenses were lower in
1996 as compared to 1995 due to an $86,000 writedown of other assets in 1995 while other real estate expenses decreased $28,000 in 1996. These 1996 decreases were offset by an increase in employment recruitment costs of $50,000.

FEDERAL INCOME TAX

Income taxes are based on amounts reported in the statement of operations (after exclusion of non-taxable income, principally interest on state and municipal securities) and include deferred income taxes on temporary differences in assets and liabilities for tax and financial statement purposes.

No income taxes were paid or accrued in 1996 or 1995.

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

Management believes the Bank is very liquid. Its liquidity ratio at almost all times exceeds 30% of total deposits after taking into account deposits secured by U.S. Treasury investments. This high liquidity is maintained in part because the Bank has substantial short term deposits from governments and governmental agencies. Maintaining high liquidity assures the Bank that it can fund withdrawals of those deposits as required by the customers. In addition, the Bank maintains its liquidity to fund the various fluctuations between customer withdrawals and deposits. Liquidity also is managed so that the Bank will have cash resources available for making loans as and when required.

Although the Bank's cash flows during the year may fluctuate relatively widely in certain categories during the year, it manages these carefully with its liquid balance sheet and prudent asset/liability management. Thus, sales and purchases of securities are virtually balanced with re-investment promptly following sales unless there is a specific need for the funds such as for loans.The Bank's cash position remains relatively constant, but items due from banks can fluctuate. Items due from banks are checks waiting to be cleared and, at any time, there is a balance in this category that needs to be cleared, normally within 24 to 48 hours.

DEPOSITS

The relative size of retail deposits is an important factor in determining liquidity requirements, since stable deposits do not require significant liquidity levels to meet the net withdrawal demands of customers on a short- and intermediate-term basis. Management continually seeks to increase and retain retail deposits. The Bank has substantial deposits from local governments and governmental agencies. It has approximately $8.1 million of non-interest bearing certificates of deposit which were received in December, 1994 from the United States Treasury which will decline by approximately 20% each year for five years. The timing of this decline cannot be predicted with certainty. This deposit is part of a Treasury program which replaced its treasury tax and loan deposit program for minority banks. The Treasury deposits are fully collateralized by government securities.

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

                               1996                1995
                               ----                ----
(IN THOUSANDS)          AVERAGE   AVERAGE    AVERAGE    AVERAGE
                        BALANCE    RATE      BALANCE     RATE
                        -------    ----      -------     ----
 Noninterest bearing
   demand deposits      $26,837     N/A      $25,852      N/A
 U.S. Treasury, tax
   and loan deposits*       198     N/A          976      N/A
 Interest bearing
   demand deposits        6,387    2.13        4,733     2.11
 Savings deposits        15,035    2.00       15,555     2.25
 Time deposits:
   $100,000 or more**    19,263    3.01       15,606     2.55
   Other time deposits   14,992    4.84       14,151     4.57
                        -------              -------
                 Total   82,712               76,873
                        =======              =======
---------------------------------------------------------

* Represents non-retail deposits held overnight and remitted to the federal government the following day.
**Includes approximately $8,000,000 of non-interest bearing time deposits from the U.S. Treasury.

The maturities of time deposits of $100,000 or more outstanding at December 31, 1996 and 1995 are summarized as follows:

             (in thousands)                 1996     1995
                                            ----     ----
             Three months or less        $10,991   $11,087
             Over three through six
               months                      1,973     1,177
             Over six through twelve
               months                      2,554     3,323
             Over twelve months            8,175     5,149
                                         -------   -------
                   Total                 $23,693   $20,736
                                         =======   =======

Historically, a significant portion of the time deposits of $100,000 or more with terms of three months or less rollover for a similar period. Management closely monitors these funds to ensure stability of the deposit base and is not aware of any significant changes in these deposits.

SHORT-TERM BORROWINGS

Short-term borrowings of the Bank at December 31, 1996 and 1995 are summarized below. These transactions take the form of securities sold under agreements to repurchase. These agreements are a form of transaction used by some customers in lieu of a deposit in an interest bearing account. Thus, the balances of these arrangements can fluctuate widely from time to time. The Bank only can offer this arrangement when it has securities available to secure these transactions. Normally, it has securities available for its customers' needs.


(in thousands)                        1996       1995
                                      ----       ----
Securities sold under retail
  repurchase agreement               $4,285     $3,775

Weighted average interest rate         4.70%      4.66%

These borrowings represent a source of funds as an alternative to traditional deposits for liquidity management. The Corporation does not use short-term borrowings to fund long-term assets.

Other information relating to the Corporation's short-term borrowing follows:

(in thousands)                           1996      1995
                                         ----      ----
Maximum amount outstanding
  at any month end                     $9,183     $7,556
Average amount outstanding              5,842      6,214
Average rate during the year             4.74%      4.89%

INVESTMENTS

The investment securities portfolio is a source of earnings with relatively minimal principal risk. As the Bank's portfolio is principally comprised of U.S. Treasury and Government agency obligations, obligations collateralized by U.S. Government agencies, primarily in the form of collateralized mortgage obligations and mortgage-backed securities. In addition to purchasing securities with minimal risk, the Bank does not purchase securities with long periods of maturity so that interest rate risk in the securities portfolio is reduced. The maturity schedule of the portfolio is generally short to intermediate term with maturities less than five years.

The following table shows the maturities and weighted average yields from the investment portfolio at December 31, 1996. Yields are not calculated on a tax equivalent basis:

                              AFTER      AFTER
                                ONE       FIVE
 (in thousands)                 BUT        BUT
                    WITHIN   WITHIN     WITHIN    AFTER
                       ONE     FIVE        TEN      TEN
                      YEAR    YEARS      YEARS    YEARS  TOTAL
                      ----    -----      -----    -----  -----
 Available for sale
 U.S. Treasury and
 Government Agencies  $2,010   $ 8,387        -      73  $10,470
 Other                     -         -        -     167      167
                      ------   -------     ----    ----  -------
 TOTAL:               $2,010   $ 8,387        -     240  $10,637
                      ======   =======     ====    ====  =======

 Weighted Average       6.49%     5.94%       -    5.94%    6.06%
 Yield

 Held to Maturity
 U.S. Treasury and
 Government Agencies  $5,494   $13,045        -       -  $18,539
 Other                     -         -        -       -        -
                      ------   -------     ----    ----  -------
 TOTAL:               $5,494   $13,045        -       -  $18,539
                      ======   =======     ====    ====  =======

 Weighted
 Average Yield          6.20%     5.86%       -        -    5.96%



At December 31, 1996, $10,637,000 of the total investment securities were held for sale; $18,539,000 were being held to maturity. At year end 1995, as permitted by SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", the Bank made a one-time adjustment by reclassifying approximately $2 million of securities held to maturity to securities held for sale. This was done to increase liquidity. Increased liquidity among investments also enables the Bank to reprice them by selling them and reinvesting in different yielding instruments or investments.

A summary of the maturity distribution, carrying value, and market value of investment securities at December 31, 1996 and 1995 is shown in Note 3 to the Consolidated Financial Statements on page 47 and 48.

LOANS

Maturities and sensitivity to changes in interest rates of certain loan categories as of December 31, 1996 are summarized in the following table.

                                    AFTER ONE
                                    BUT WITHIN       AFTER
(in thousands)         ONE YEAR     FIVE YEARS     FIVE YEARS       TOTAL
                       --------     ----------     ----------       -----
Commercial             $ 6,843      $  3,961        $   704       $ 11,508
Commercial Real estate   1,466         7,906          1,089         10,461
Residential Real Estate  1,490         3,975          9,711         15,176
Consumer                   340         3,175          5,386          8,901
                       -------         -----          -----          -----

    Total Loans        $10,139       $19,017        $16,890       $ 46,046
                        ======        ======         ======         ======

Loans maturing after one year with:
 Fixed interest rates                $17,778        $16,324
 Variable interest rates               1,239            566
                                     -------        -------
Total                                $19,017        $16,890
                                      ======        =======



Only 22% of the Bank's loans mature within one year. The remaining 78% of the loan portfolio matures after one year, with 41.3% maturing after one year but within five years. About 35.1% of the loan portfolio will mature after five years; approximately 74.1% of the loan portfolio is comprised of fixed rate loans maturing after one year. These loans, which amount to approximately 39.5% of the Bank's average earning assets are not all liquid. If interest rates were to rise significantly, the Bank's net interest margin could be adversely affected. However, the high average level of Fed Funds held by the Bank and the Bank's continuing ability to maintain a low cost deposit base have mitigated this risk to some degree. Management has adopted an asset/liability management goal to decrease the percent of fixed rate loans primarily by concentrating new commercial loan activity on variable rate loans. In addition, the Bank will consider selling some fixed rate residential loans where that can be done on a favorable basis.

TYPES OF LOANS

Over the years, the Corporation's management has placed emphasis on increasing the loan portfolio for the purpose of enhancing the yield on earning assets and increasing the level of investment by the Corporation in its urban community. With the increase in yield, the level of risk generally also increases. See discussion of Provision and Allowance for Loan Losses on pages 16-18. Commercial loans increased by $3,570,000 from the end of 1995 to December 31, 1996, commercial real estate loans increased by $468,000 and residential real estate loans decreased $378,000 over the same period. Consumer loans declined by $2,328,000. The increase in the commercial portfolio was due to the bank's
concerted effort to increase the portfolio.   The real estate portfolio
remained relatively steady with runoff and maturity of loans being balanced by new loan origination's. The decrease in the consumer loan portfolio was due to heavy charge-offs and tightening of the underwriting guidelines.

The following table sets forth the composition of the Corporation's loan portfolio as of the dates indicated.


DECEMBER 31
(IN THOUSANDS)                            1996                     1995
                                          ----                     ----
Commercial                        $ 11,508      24.99%      $ 7,938    17.75%
Commercial Real Estate              10,461      22.72         9,994    22.35
Residential Real Estate             15,176      32.96        15,553    34.79
Consumer                             8.901      19.33        11,229    25.11
                                   -------      -----        ------    -----

                                   $46,046     100.00%      $44,714   100.00%
                                   =======     ======       =======   ======

Commercial loans are generally secured by accounts receivable, inventory and machinery and equipment. In most cases, those loans also are secured by real estate, usually a warehouse or industrial building. These loans are subject to the risks of the industries in which they do business, such as auto supply, restaurants, various retail sales, beauty parlors, or various kinds of distribution. The value of the collateral and business cash flow are the primary sources of repayment. Secondarily the loans may be paid by guarantors.

Commercial real estate includes apartment buildings, churches, warehouses, strip shopping areas and other retail buildings. The cash flow from these properties is the primary source of repayment. The collateral provides the ultimate source of repayment in event of default. Commercial real estate loans to churches comprise 12% of the Bank's total loans at December 31, 1996.

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

Consumer loans are primarily secured by second mortgages on homes for home improvement loans. In some cases, the Bank obtains FHA mortgage insurance on the loan (which insures 90% of the loan) but such insurance depends upon the size of portfolio that the Bank has. The insurance fund is limited to 10% of the total amount of such loans owned by the Bank. The primary collateral for home improvement loans, however, is the home. Thus, the value of the collateral and the amount of the first mortgage, if any, are important to repayment.

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

NONPERFORMING LOANS

Nonperforming loans include loans with principal or interest past due 90 days or more; they also include loans that have matured and are being extended or rewritten after their stated maturity date. Non-accrual loans are those nonperforming or other impaired loans on which the Bank does not accrue periodic interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. In addition, at December 31, 1996, there were $1,156,000 of loans that were considered impaired although they were performing. These were loans to borrowers who were delinquent on other loans or were subject to other circumstances that raised a question about whether all interest and principal would be paid in accordance with their contract. Nonperforming loans and non-accrual loans are all considered "impaired loans" under SFAS 114, "Accounting by Creditors for Impairment of a Loan", and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." At December 31, 1996, total nonperforming and impaired loans amounted to 7.12% of the total year end loans as compared with 7.01% at December 31, 1995.

The Bank requires prompt corrective actions to be implemented on problem loans as they are identified in order to increase the probability of collection. Management also has tightened credit standards, closely monitors loan concentrations, improved collection techniques, and is refinancing credit worthy matured loans more promptly than the Bank has done in past years.

The following table details information concerning nonperforming, non-accrual and other impaired loans as of December 31 for the years indicated.

(IN THOUSANDS)                          1996          1995
                                        ----          ----
Non-accrual loans                   $    864       $  1,958
Other impaired loans                   1,156            236
Loans past due 90 days or more         1,259            943
                                       -----            ---
                                    $  3,279       $  3,137
                                       =====          =====

Nonperforming and impaired loans/
year end loans                          7.12%          7.01%

The amount of interest income that would have been accrued on the loans on non-accrual status at December 31, 1996, had those loans remained current was approximately $106,000. Interest actually accrued on those loans before they were placed on non-accrual status was insignificant. At December 31, 1996, there were no significant loans other than those included in the above table, for which information was known that caused management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

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

At December 31, 1996, the Corporation had a gap position that ranged from approximately 2.9% positive to 9.6% negative of assets over a period of one year or less. Management believes that this negative gap is not material and will continue to monitor the interest rate sensitivity of the Bank in the future. If interest rates were to increase sharply and remain increased for more than one year, the Corporation's interest rate margins could be expected to decrease.

The following table reflects the Corporation's interest rate sensitivity at December 31, 1996, and is not necessarily indicative of the Corporation's position at any other date.


                                PERIOD WITHIN WHICH REPRICING OCCURS
                                ------------------------------------

                                        OVER THREE    OVER SIX     OVER
                          THREE MONTHS   THROUGH      THROUGH      ONE
                            OR LESS     SIX MONTHS    ONE YEAR     YEAR     TOTAL
Assets:
Mortgages Avail.for Sale $    874       $    -         $   -    $     -   $   874
Loans                       9,759          653         1,695     32,299    44,406
Federal Funds Sold         11,445            -             -          -    11,445
Investment Securities       2,509            -         5,015     21,652    29,176
Other Assets                    -            -             -      7,961     7,961
                           ------          ---         -----     ------    ------
Total Assets               24,587          653         6,710     61,912    93,862
                           ======          ===         =====     ======    ======

Liabilities:
Interest bearing Deposits
  Time Deposits             5,412        3,756         3,756      1,642    14,566
  Jumbo                     6,959        5,283         5,284      6,050    23,576
  Savings                   3,655            -             -     10,964    14,619
  Money Market                407            -             -        407       814
  NOW Accounts              1,367            -             -      4,101     5,468
                           ------        -----         -----     ------    ------
Total Deposits             17,800        9,039         9,040     23,164    59,043


Short-Term Borrowings       4,285            -             -          -     4,285
Long-Term Borrowings            -            -             -        900       900
Other Liabilities               -            -             -     25,471    25,471
Stockholders' Equity            -            -             -      4,163     4,163
                           ------        -----         -----     ------    ------
Total Liabilities          22,085        9,039         9,040     53,698    93,862
                           ------        -----         -----     ------    ------

Rate Sensitive Gap      $   2,502     $ (8,386)     $ (2,330)  $  8,214
                            =====       =======       =======     =====
Cumulative Rate
Sensitive Gap           $   2,502     $ (5,884)     $ (8,214)
                            =====       =======       =======
Percentage of Total
 Earning Assets             2.91%       (6.85%)       (9.56%)

Management believes that approximately 25 percent of savings and interest bearing demand deposits and 50 percent of money market savings are interest rate sensitive within the period of three months or less. The balance of these deposits are included in the over one year column.

CAPITAL RESOURCES AND DIVIDENDS

At December 31, 1996, the Corporation's shareholders' equity was $4,162,523 compared to $4,261,186 at the end of 1995.

At December 31, 1996, the Bank's ratio of equity capital to assets was 5.64%, which is above the 5.5% ratio required by the Comptroller Agreement. This compared to an equity ratio of 5.49% at December 31, 1995. The higher ratio in 1996 was due to (i) decrease in assets from from 1995 to 1996 (ii) net income
of $143,000 in 1996 compared to a net loss of ($31,000) in 1995.    The
unauthorized consumer loan activity committed in the loan department by an employee who circumvented internal controls and the resulting losses had a negative impact on capital. Generally, a national bank may declare and pay a cash dividend only from its net profits for the current year combined with its retained net profits for the preceding two years, minus any required transfers to surplus (12 U.S.C. Section 60). The term "net profits" means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. 12 U.S.C. Section 56 provides in effect that dividends may be paid only out of net income and retained earnings, not from capital. At December 31, 1996, the Bank had a retained deficit of approximately ($222,000). Thus, it may not pay cash dividends legally from current net income until it has realized earnings which exceed $222,000. In addition to the statutory limitations, the Comptroller Agreement prohibits the Bank from paying dividends to the Corporation without the prior written consent of the Comptroller.

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

The Corporation obtained written waivers from all the holders of its Class A and Class B Preferred Stock and the holders of its Senior Notes through December 31, 1995 with respect to defaults in payment of the preferred dividends and interest. In March 1995, the holders of the Preferred Stock agreed to reduce the dividend from 6.00% to 4.75% effective January 1, 1994, and the holders of the Senior Notes agreed to a reduction of the interest rate from 9% to 6% effective January 1, 1994. In March 1996, the Board of Directors of the Corporation approved issuance of approximately 91 shares of Class C Preferred Stock, Series 1994-1, without par value, having a face value of $1,000 per share, to the holders of the Class A and Class B Preferred Stock and to the holders of the $900,000 of Senior Notes. These shares of Preferred Stock constituted payment of the delinquent dividends and accrued interest which had not been paid during 1991 through March 1, 1995, in the case of dividends, and through December 1, 1994, in the case of interest. The Board of Directors in March 1996, authorized 101.4 shares of Series 1994-1 Preferred Stock to cover the balance of dividends and interest that had accrued through December 31, 1995. The Corporation in June 1996, requested the holders of its Class A and Class B Preferred Stock and of its $900,000 of Senior Notes for a waiver of defaults during 1996 as a result of the loan department losses. The waiver would not forgive any dividends or interest due in 1996 but would allow the Corporation to make the payment any time in 1997 without penalty. The Series 1994-1 Preferred Stock is not entitled to receive dividends, but a 4% dividend is required to be paid on the Series 1994-1 Stock before any dividends may be paid on the Common Stock.

Pursuant to the Corporation's and Bank's profit and capital plan, the Corporation and Bank are continuing to seek additional capital via private placement of additional securities. The terms of the additional capital will be subject to regulatory approval.

All banks are required to have and maintain a minimum total risk-based capital ratio of 10.00% of assets in order to be considered well-capitalized under federal regulations. In addition, they must have minimum tier 1 risk-based capital (total risk-based capital minus allowance for loan losses) of 6.0% of total assets and a tier 1 leverage ratio of at least 5% of total assets. At December 31, 1996, the Bank had a total risk-based capital ratio of 11.06%, a tier 1 risk-based capital ratio of 10.40% and a tier 1 leverage ratio of 5.64%. (For purposes of the risk-based capital computation, the denominator of the ratios are defined as average quarterly total assets net of the allowance for loan and lease losses.) Regulators, including the Comptroller and the Federal Reserve, have established risk based capital standards to ensure that the standards cover interest rate risk, concentrations of credit risk and risks from nontraditional activities.

FINANCIAL RATIOS

The following table sets forth selected financial ratios of the Corporation and the Bank for the years indicated:


                                            CORPORATION                       BANK
                                            -----------                       ----
                                       YEARS ENDED DECEMBER 31        YEARS ENDED DECEMBER 31
                                           1996       1995                1996       1995
                                           ----       ----                ----       ----
(1) Return on assets (net income/(loss)
    divided by average total assets)      .09%       (.06)%               .15%       (.04)%

(2) Return on equity (net income/(loss)
    divided by average equity)           2.22%      (1.39)%              2.63%       (.59)%

(3) Dividend payout ratio
    (dividends declared per share
    divided by net income per share)        *           *                  *           *

(4) Equity to assets ratio (average
    equity divided by average total
    assets)                              4.43%       4.61%               5.77%        6.01%


*Dividends on common stock were not declared or paid in 1996 and 1995.

EFFECT OF INFLATION ON FINANCIAL REPORTING

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the related purchasing power of money over time due to inflation. Management has elected not to present supplementary information on the effects of inflation on financial reporting because, unlike most industrial companies, all assets and liabilities of the Corporation are monetary in nature. As a result, interest rates have a more significant impact on the Corporation's performance than does the general level of inflation.

NEW ACCOUNTING STANDARDS

In March, 1997, the Financial Accounting Standards Board (FASB) issued SFAS 128, "Earnings per Share" which revises the accounting requirements for calculating earnings per share. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Corporation has not had significant dilution from stock options, the new calculation methods will not significantly affect future basic earnings per share and diluted earnings per share.

In June 1997, the Financial Accounting Standards Board (FASB) issued statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement provides authoritative guidance as to the accounting and financial reporting for transfers and servicing of financial assets and extinguishment of liabilities. Example transactions covered by SFAS No. 125 include asset securitizations, repurchase agreements, wash sales, loan participations, transfers of loans with recourse and servicing of loans. The standard is based on a consistent application of a financial-components approach that focuses on control. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Tha Statement also requires measuring instruments that have a substantial prepayment risk at fair value, much like debt instruments classified as available for sale or trading. While SFAS No. 115 supercedes SFAS No. 122, Accounting for Mortgage Servicing Rights, it only marginally modifies the accounting and disclosure requirements of SFAS
122. SFAS 125, as amended By SFAS 127, is effective on a prospective basis for some transactions in 1997 and others in 1998. Management does not believe that SFAS No. 125 will have a material impact on the Corporation's consolidated results of operations or financial position.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is on pages 33 through 60 of this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A report on Form 8-K was filed on October 25, 1996.

REPORT OF MANAGEMENT

Management of First Independence Corporation is responsible for the consolidated financial statements and related financial information in this annual report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and include amounts based on management's estimates and best judgments where appropriate. Financial information included throughout this annual report is consistent with the consolidated financial statements.

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

The consolidated financial statements have been audited by Crowe, Chizek and Company LLP, independent auditors, and their report follows.

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



/s/ Don Davis
Don Davis
Chairman and
Chief Executive Officer



/s/ Rose Ann Lacy
Rose Ann Lacy
Senior Vice President,
Treasurer and Chief
Financial Officer

                        FIRST INDEPENDENCE CORPORATION

                      CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995

                        FIRST INDEPENDENCE CORPORATION
                              Detroit, Michigan

                      CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1996 and 1995




                                   CONTENTS



REPORT OF INDEPENDENT AUDITORS .........................................  36-37

FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS ....................................  38

        CONSOLIDATED STATEMENTS OF INCOME ..............................  39

        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ................  40

        CONSOLIDATED STATEMENTS OF CASH FLOWS ..........................  41

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................... 42-61

                        REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
First Independence Corporation
Detroit, Michigan

We have audited the accompanying consolidated balance sheet of First Independence Corporation as of December 31, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Corporation as of December 31, 1995 were audited by other auditors whose report dated March 22, 1996, except for Note 2, which was dated June 25, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Independence Corporation as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, First Independence National Bank of Detroit (the "Bank"), a wholly-owned subsidiary of First Independence Corporation, entered into an Agreement with the Office of the Comptroller of the Currency in 1991. The Agreement requires, among other things, that the Bank achieve and maintain a level of equity capital at least equal to 5.50% of adjusted total assets, correct violations of law and administrative regulations and adopt procedures to prevent future violations, obtain current and satisfactory credit information from borrowers and cure any collateral deficiencies as may be identified from time to time. As of December 31, 1996, the Agreement remains in effect.


                                   Crowe, Chizek and Company LLP


Grand Rapids, Michigan
March 7, 1997, except for Note 17, as to which the date is March 14, 1997

                        [COOPERS & LYBRAND LETTERHEAD]


                      REPORT OF INDEPENDENT ACCOUNTANTS


We have audited the accompanying consolidated balance sheet of First Independence Corporation and Subsidiary as of December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, First Independence National Bank of Detroit (the "Bank") (a wholly owned subsidiary of First Independence Corporation) entered into a written agreement (the "Agreement") with the Office of the Comptroller of the Currency (the "OCC") in 1991. The Agreement requires, among other things, that the Bank achieve and maintain a level of equity capital at least equal to 5.50 percent of adjusted total assets, correct violations of law and administrative regulations and adopt procedures to prevent future violations, obtain current and satisfactory credit information from borrowers and cure any collateral deficiencies as may be identified from time to time. Although management continues to work on resolving noncompliance issues, as of December 31, 1995, the Bank was not in compliance with certain provisions of the Agreement.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Independence Corporation and Subsidiary as of December 31, 1995 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

COOPERS & LYBRAND L.L.P.

Detroit, Michigan
March 22, 1996, except for Note 2,
as to which the date is June 25, 1996

                         FIRST INDEPENDENCE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995



                                                                1996         1995
                                                             -----------  -----------
ASSETS
Cash and due from banks                                      $ 2,876,988  $ 2,809,650
Federal funds sold                                            11,445,000   14,250,000
                                                             -----------  -----------
   Total cash and cash equivalents                            14,321,988   17,059,650

Securities available for sale                                 10,636,189   12,403,332
Securities held to maturity (fair value of $18,411,605 and
 $16,588,945)                                                 18,539,469   16,738,378
                                                             -----------  -----------
   Total securities                                           29,175,658   29,141,710

Loans
   Commercial                                                 11,508,104    7,937,829
   Commercial real estate                                     10,461,654    9,993,535
   Residential real estate                                    15,175,771   15,553,623
   Consumer                                                    8,900,702   11,229,447
                                                             -----------  -----------
                                                              46,046,231   44,714,434
   Allowance for loan losses                                    (765,561)  (1,163,834)
                                                             -----------  -----------
                                                              45,280,670   43,550,600
Premises and equipment, net                                    3,556,765    3,640,184
Accrued interest receivable and other assets                   1,527,105    1,224,851
                                                             -----------  -----------

   Total assets                                              $93,862,186  $94,616,995
                                                             ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
       Noninterest-bearing                                   $24,486,322  $26,847,015
       Interest-bearing                                       59,043,372   57,868,909
                                                             -----------  -----------
                                                              83,529,694   84,715,924
   Securities sold under retail repurchase agreements          4,284,688    3,774,578
   Accrued expenses and other liabilities                        985,281      965,307
   Long-term debt                                                900,000      900,000
                                                             -----------  -----------
       Total liabilities                                      89,699,663   90,355,809

Commitments and contingencies (Notes 2 and 13)

Shareholders' equity
   Preferred stock                                             2,749,508    2,658,908
   Common stock, $1 par value; 1,000,000 shares authorized;
    336,760 shares issued and outstanding                        336,760      336,760
   Capital surplus                                             2,369,782    2,369,782
   Accumulated deficit                                        (1,244,954)  (1,294,334)
   Unrealized gain (loss) on securities available for sale       (29,177)     216,083
   Unrealized holding loss on securities transferred             (19,396)     (26,013)
                                                             -----------  -----------
       Total shareholders' equity                              4,162,523    4,261,186
                                                             -----------  -----------

          Total liabilities and shareholders' equity         $93,862,186  $94,616,995
                                                             ===========  ===========



          See accompanying notes to consolidated financial statements.

                        FIRST INDEPENDENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                    Years ended December 31, 1996 and 1995



                                                                    1996        1995
                                                                 ----------  ----------
Interest income
   Loans, including fees                                         $4,646,689  $4,067,713
   Taxable securities                                             1,831,875   1,781,670
   Non-taxable securities                                                --       8,879
   Federal funds sold                                               546,066     568,088
                                                                 ----------  ----------
       Total interest income                                      7,024,630   6,426,350

Interest expense
   Deposits                                                       1,740,111   1,494,357
   Other borrowed funds                                             331,486     331,336
                                                                 ----------  ----------
       Total interest expense                                     2,071,597   1,825,693
                                                                 ----------  ----------

NET INTEREST INCOME                                               4,953,033   4,600,657
   Provision for loan losses                                      1,002,750     861,000
                                                                 ----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               3,950,283   3,739,657

Noninterest income
   Services charges on deposit accounts                             840,030     824,868
   Net realized gains on sales of securities available for sale      40,742
   Net gains on sales of residential real estate loans              563,514     817,928
   Other noninterest income                                         203,437     279,531
                                                                 ----------  ----------
       Total noninterest income                                   1,647,723   1,922,327

Noninterest expenses
   Salaries and employee benefits                                 2,777,064   2,934,708
   Occupancy                                                      1,326,915   1,267,988
   Professional services                                            329,000     241,750
   Insurance expense                                                111,461      95,901
   Other noninterest expenses                                       961,286   1,179,094
                                                                 ----------  ----------
       Total noninterest expenses                                 5,505,726   5,719,441
                                                                 ----------  ----------
INCOME (LOSS) BEFORE FEDERAL INCOME TAXES                            92,280     (57,457)
   Federal income tax expense
                                                                 ----------  ----------

NET INCOME (LOSS)                                                    92,280     (57,457)

Preferred stock dividend requirements                                34,200      34,200
                                                                 ----------  ----------

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK                       $   58,080  $  (91,657)
                                                                 ==========  ==========

Income (loss) per common and common equivalent share                 $ 0.17     $ (0.27)
                                                                     ======     =======




          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years ended December 31, 1996 and 1995









                                                Preferred      Common       Capital    Accumulated
                                                  Stock        Stock        Surplus      Deficit
                                                ----------    --------     ----------  ------------

Balance, January 1, 1995                        $2,220,000    $336,760     $2,369,782  $(1,067,377)
   Net loss                                                                                (57,457)
   Issuance of 269 shares of Class C Preferred
    Stock Series 1994-1 in lieu of interest
    payments on long-term debt                     269,408
   Declaration of preferred stock dividends                                               (169,500)
   Issuance of 170 shares of Class C Preferred
    Stock Series 1994-1 in lieu of dividend
    payments                                       169,500
   Changes in value of securities available
    for sale, net
   Amortization of unrealized holding loss
    on securities transferred
                                                ----------    --------     ----------  -----------

Balance, December 31, 1995                       2,658,908     336,760      2,369,782   (1,294,334)
   Net income                                                                               92,280
   Issuance of 48 shares of Class C Preferred
    Stock Series 1994-1 in lieu of interest
    payments on long-term debt                      47,700
   Declaration of preferred stock dividends                                                (42,900)
   Issuance of 43 shares of Class C Preferred
    Stock Series 1994-1 in lieu of dividend
    payments                                        42,900
   Changes in value of securities available
    for sale, net
   Amortization of unrealized holding loss
    on securities transferred
                                                ----------    --------     ----------  -----------

Balance, December 31, 1996                      $2,749,508    $336,760     $2,369,782  $(1,244,954)
                                                ==========    ========     ==========  ===========


                                                    Net
                                                Unrealized       Net
                                                Gain (Loss)  Unrealized
                                                    on       Gain (Loss)
                                                Securities       on           Total
                                                 Available   Securities   Shareholders'
                                                 for Sale    Transferred     Equity
                                                -----------  -----------  -------------

Balance, January 1, 1995                         $(246,702)  $ (32,630)   $ 3,579,833
   Net loss                                                                   (57,457)
   Issuance of 269 shares of Class C Preferred
    Stock Series 1994-1 in lieu of interest
    payments on long-term debt                                                269,408
   Declaration of preferred stock dividends                                  (169,500)
   Issuance of 170 shares of Class C Preferred
    Stock Series 1994-1 in lieu of dividend
    payments                                                                  169,500
   Changes in value of securities available
    for sale, net                                  462,785                    462,785
   Amortization of unrealized holding loss
    on securities transferred                                    6,617          6,617
                                                 ---------   ----------   -----------

Balance, December 31, 1995                         216,083     (26,013)     4,261,186
   Net income                                                                  92,280
   Issuance of 48 shares of Class C Preferred
    Stock Series 1994-1 in lieu of interest
    payments on long-term debt                                                 47,700
   Declaration of preferred stock dividends                                   (42,900)
   Issuance of 43 shares of Class C Preferred
    Stock Series 1994-1 in lieu of dividend
    payments                                                                   42,900
   Changes in value of securities available
    for sale, net                                 (245,260)                  (245,260)
   Amortization of unrealized holding loss
    on securities transferred                                    6,617          6,617
                                                 ---------   ---------    -----------

Balance, December 31, 1996                       $ (29,177)  $ (19,396)   $ 4,162,523
                                                 =========   =========    ===========





         See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1996 and 1995



                                                                    1996          1995
                                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $    92,280  $    (57,457)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
       Depreciation                                                  453,963       362,905
       Amortization of premiums and accretion of
        discounts, net                                                49,096        32,612
       Provision for loan losses                                   1,002,750       861,000
       Net realized gains on securities available for sale           (40,742)
       Origination of loans intended for sale                    (23,923,172)  (14,743,000)
       Proceeds from loans originated for sale                    24,757,686    15,560,928
       Net gains on sale of residential real estate loans           (563,514)     (817,928)
       Net change in accrued interest receivable and
            other assets                                            (438,685)      (85,826)
       Net change in accrued expenses and other liabilities           67,674       291,146
                                                                ------------  ------------
           Net cash from operating activities                      1,457,336     1,404,380

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from sales of securities available for sale            3,692,500
   Proceeds from maturities of securities available for sale       6,153,573     6,165,716
   Proceeds from maturities of securities held to maturity         6,700,000     5,424,000
   Purchases of securities available for sale                     (8,120,364)   (6,059,663)
   Purchases of securities held to maturity                       (8,706,654)   (5,966,131)
   Net change in loans                                            (2,867,389)   (8,134,084)
   Purchases of premises and equipment                              (370,544)   (1,237,234)
                                                                ------------  ------------
       Net cash from investing activities                         (3,518,878)   (9,807,396)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                         (1,186,230)   11,029,023
   Net change in securities sold under retail repurchase
    agreements                                                       510,110    (1,049,046)
                                                                ------------  ------------
       Net cash from financing activities                           (676,120)    9,979,977
                                                                ------------  ------------

Net change in cash and cash equivalents                           (2,737,662)    1,576,961

Cash and cash equivalents at beginning of year                    17,059,650    15,482,689
                                                                ------------  ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                        $ 14,321,988  $ 17,059,650
                                                                ============  ============

Supplemental disclosure of cash flow information:
   Interest paid                                                $  2,048,047  $  1,794,907

Supplemental disclosure of noncash activities during year:
   Transfers of loans to other real estate owned                     136,431        77,000
   Issuance of Class C preferred stock in lieu of dividend
    payments                                                          42,900       169,500
   Issuance of Class C preferred stock in lieu of interest
    payments                                                          47,700       269,408




          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of First Independence Corporation (the "Corporation") and its wholly-owned subsidiary, First Independence National Bank of Detroit (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of Operations: The Corporation is engaged in commercial and retail banking services to individuals, businesses, local, state and federal government units, and institutional customers. Its services include accepting demand, savings and time deposits; collections; cash management; night depositories; and consumer, commercial, and real estate lending.

The Corporation is a minority-owned, community-oriented national bank with its main office in the central business district of Detroit, Michigan. It also operates three other branches within the city of Detroit, and a mortgage origination office in Southfield, Michigan.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and future results could differ. The collectibility of loans, fair values of financial instruments, status of contingencies, and valuation allowance for deferred tax assets are particularly subject to change.

Cash Flow Reporting: Cash and cash equivalents are defined as cash and due from banks and federal funds sold. For purposes of the consolidated statements of cash flows, net cash flows are reported for customer loan and deposit transactions and securities sold under retail repurchase agreements.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity. Securities are written down to fair value with a charge to net income when a decline in fair value is not considered temporary.

Gains and losses on sales of securities are determined using the amortized cost of the specific security sold. Interest income includes amortization of purchased premiums and discounts.



                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held for Sale: Loans held for sale are included with residential real estate loans. These loans are reported at the lower of cost or market value in the aggregate and were approximately $874,000 and $1,145,000 as of December 31, 1996 and 1995.

Loans: Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, and the allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

Mortgage Servicing Rights: The Corporation adopted Statement of Financial Accounting Standard (SFAS) No. 122 effective January 1, 1996. The Corporation primarily sells mortgage loans to the secondary market with servicing released, and therefore the impact of SFAS No. 122 to the 1996 consolidated financial statements was not material.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of the collateral if the loan is collateral dependent. When credit analysis of a borrower's operating results and financial condition indicates that the underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including the Bank's loans to the borrower, the loan is evaluated for impairment. Often this is associated when payments are delayed, typically 90 days or more, or when the internal grading system indicates a substandard or doubtful classification. Nonaccrual loans are often also considered impaired.



                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment: Asset cost is reported net of accumulated depreciation. Depreciation expense is calculated on the straight-line method over assets' useful lives. These assets are reviewed for impairment under Financial Accounting Standard No. 121 when events indicate the carrying amount may not be recoverable.

Other Real Estate: Real estate acquired in settlement of loans is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in net loss on other real estate.

Stock Compensation: Expense for employee compensation under stock option plans is based on Opinion 25, with expense reported only if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are provided, if material, as if the fair value method of Financial Accounting Standard No. 123 were used for stock-based compensation.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. No income taxes were paid in 1996 and 1995.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions as discussed in Note 15. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Earnings Per Share: Earnings per common and common equivalent share is based on weighted-average common shares outstanding during the year plus the dilutive effect of outstanding stock options. The weighted-average number of shares outstanding was 336,760 for 1996 and 1995.



                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Standards Issued, But Not Yet Implemented: The Financial Accounting Standards Board has recently issued the following statements which are applicable to the Corporation but have not been implemented as of December 31, 1996.

Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, will require the Corporation to recognize financial assets and servicing assets when they are controlled, to derecognize financial assets when control is surrendered, and to derecognize liabilities when they are extinguished. SFAS No. 125 is required to be implemented for fiscal years beginning after December 31, 1996. Although management has not fully analyzed SFAS No. 125, it is believed that the impact of its implementation will not be material to the Corporation's consolidated financial position or results of operations.

Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, revises the accounting requirements for calculating earnings per share. Basic earnings per share for fiscal periods ending after December 15, 1997 will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the Corporation has not had significant dilution from stock options, the new calculation methods are believed to not significantly affect earnings per share and diluted earnings per share.


NOTE 2 - CURRENT OPERATING ENVIRONMENT

In 1990, the Bank incurred significant net losses which reduced the Bank's capital position to a level considered unacceptable by the regulatory authorities.

On April 15, 1991, the Bank entered into a written agreement (the "Agreement") with the Office of Comptroller of the Currency (the "OCC") which requires the Bank to achieve and maintain a level of equity capital (as defined) at least equal to 5.50% of its total assets. At December 31, 1996 and 1995, the Bank's equity capital (as defined) to total assets ratio was 5.64% and 5.49%, respectively.

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


                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 2 - CURRENT OPERATING ENVIRONMENT (Continued)

Due to the Bank's agreement with the OCC, it is prohibited from paying dividends to the Corporation. Dividends from the Bank have historically been the principal source of revenue and cash flow of the Corporation. In addition, the Corporation's Board of Directors, at the request of the Federal Reserve Bank of Chicago, has adopted a resolution (the "Resolution") providing that the Corporation will not declare or pay any cash dividends or increase its borrowings or incur any additional debt without the prior written consent of the Federal Reserve Bank. The Resolution also provides that the Corporation will submit to the Federal Reserve Bank written plans for improving the Bank's capital position and servicing the Corporation's outstanding debt.

After the close of 1995, the Bank identified approximately $937,000 of loans with insufficient collateral and inadequate documentation which were made in late 1995 by a consumer loan officer with no lending authority (acting in collusion with a loan administrator and one or more customers) who circumvented the Bank's internal control system. In addition, about $180,000 of such loans were written by this employee in January 1996. It also was discovered that this same individual had written $390,000 of unauthorized fictitious "loans" in 1995 and $138,000 in January 1996. Included in these loans was $308,000 for which the borrowers acknowledged and were performing. This person is no longer employed by the Bank.

On February 21, 1997, the Bank received approximately $1,445,000 from its fidelity insurance underwriters in settlement of the Bank's claims related to these unauthorized transactions. As a result, the Bank recorded a recovery of $1,137,000 to the allowance for loan losses for amounts previously charged off relating to the loans discussed above. The balance of $308,000 was received by the Bank in exchange for $308,000 in performing loans written by this individual. Subsequently, the allowance was reduced through a negative provision in the first quarter of 1997.

In response to the unauthorized loan activity, the Bank has taken numerous actions. The Bank President's employment was terminated in February 1996; the Chairman, Don Davis, was appointed as interim president and CEO, and a search is being undertaken by the Board for a new President; the Bank has hired a new consumer loan officer and two new loan administrators; an experienced senior auditor has been added to the internal audit department; and a loan review officer has been hired to conduct file reviews, check documentation and identify developing problem loans at an early stage.

The OCC determined in its last annual examination of the Bank as of December 31, 1995 that the Bank was not yet fully in compliance with all provisions of the Agreement. This was caused primarily because of the unauthorized loan activity which took place. Bank management is striving to ensure compliance with each provision of the Agreement. Certain provisions require subjective and qualitative (in addition to quantitative) judgments by representatives of the OCC. Certain provisions also require a period of sustained performance before they are considered fully in compliance. Therefore it is questionable at this time as to when the Agreement will be terminated. The current annual OCC examination as of December 31, 1996 is expected to be concluded in the first half of 1997.


                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 3 - SECURITIES


Year-end securities were as follows:
                                                     Gross       Gross
                                      Amortized    Unrealized  Unrealized     Fair
                                        Cost         Gains       Losses       Value
                                        ----         -----       ------       -----
Available for sale 1996
-----------------------
   U.S. Treasury                      $ 2,038,916  $      938  $    1,729  $ 2,038,125
   U.S. Government agency               8,039,893      14,637      43,023    8,011,507
   Other                                  167,100                              167,100
                                      -----------  ----------  ----------  -----------
                                       10,245,909      15,575      44,752   10,216,732
   Mortgage-backed                        419,457                              419,457
                                      -----------  ----------  ----------  -----------

                                      $10,665,366  $   15,575  $   44,752  $10,636,189
                                      ===========  ==========  ==========  ===========

Available for sale 1995
-----------------------
   U.S. Treasury                      $ 8,668,546  $  115,223  $    3,519  $ 8,780,250
   U.S. Government agency               3,024,062      86,282                3,110,344
                                      -----------  ----------  ----------  -----------
                                       11,692,608     201,505       3,519   11,890,594
   Mortgage-backed                        494,641      18,097                  512,738
                                      -----------  ----------  ----------  -----------

                                      $12,187,249  $  219,602  $    3,519  $12,403,332
                                      ===========  ==========  ==========  ===========

Held to maturity 1996
---------------------
   U.S. Treasury                      $ 6,984,718  $   13,189  $   12,595  $ 6,985,312
   U.S. Government agency              11,554,751       2,206     130,664   11,426,293
                                      -----------  ----------  ----------  -----------

                                      $18,539,469  $   15,395  $  143,259  $18,411,605
                                      ===========  ==========  ==========  ===========

Held to maturity 1995
---------------------
   U.S. Treasury                       $6,647,669  $   68,676              $ 6,716,345
   U.S. Government agency               9,923,609      55,600  $  273,709    9,705,500
   Other                                  167,100                              167,100
                                      -----------  ----------  ----------  -----------

                                      $16,738,378  $  124,276  $  273,709  $16,588,945
                                      ===========  ==========  ==========  ===========



                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 3 - SECURITIES (Continued)

The Corporation recognized gross gains of $40,742 upon receiving gross proceeds of $3,692,500 from the sales of securities available for sale in 1996.

No sales of securities were recorded in 1995.

Contractual maturities of debt securities at year-end 1996 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.


                                    Securities                Securities
                             ----held to maturity----  ---available for sale---
                              Amortized      Fair       Amortized      Fair
                                Cost         Value        Cost         Value
                             -----------  -----------  -----------  -----------

 Due in one year or less     $ 5,494,734  $ 5,487,810  $ 2,001,575  $ 2,009,689
 Due from one to five years   13,044,735   12,923,795    8,077,234    8,039,943
 Mortgage backed and other                                 586,557      586,557
                             -----------  -----------  -----------  -----------

                             $18,539,469  $18,411,605  $10,665,366  $10,636,189
                             ===========  ===========  ===========  ===========


Securities with an amortized cost of $20,325,000 and $16,199,000 at year-end 1996 and 1995 were pledged to secure public deposits, including State of Michigan deposits of $615,000 and $663,000, and for other purposes as required by law. Securities of $4,924,000 and $5,583,000 at year-end 1996 and 1995 have been pledged to secure repurchase agreements.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:


                                                     1996         1995
                                                  -----------  ----------

      Beginning balance                           $ 1,163,834  $  804,839
      Provision for loan losses                     1,002,750     861,000
      Loans charged off                            (1,562,813)   (763,069)
      Recoveries of loans previously charged off      161,790     261,064
                                                  -----------  ----------

         Ending balance                           $   765,561  $1,163,834
                                                  ===========  ==========



                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

At year end 1996 and 1995, the total recorded investment in impaired loans, as defined by SFAS No. 114, was $2,019,893 and $2,194,000, respectively. Total allowance for loan losses related to impaired loans was $299,059 and $893,000 at year end 1996 and 1995. The average of impaired loans during 1996 was $1,890,000. Interest income on impaired loans is recognized primarily on a cash basis. During 1996, interest income recognized during impairment was $123,871.

Loans with carrying values of $136,431 and $77,000 were transferred to foreclosed real estate in 1996 and 1995.


NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:


                                                      1996         1995
                                                      ----         ----

       Land and land improvements                  $   481,314  $   481,314
       Buildings                                     2,087,546    2,073,550
       Furniture and fixtures                        3,742,891    3,401,675
       Leasehold improvements                          547,977      534,551
                                                   -----------  -----------
           Total cost                                6,859,728    6,491,090
       Less accumulated depreciation                (3,302,963)  (2,850,906)
                                                   -----------  -----------

                                                   $ 3,556,765  $ 3,640,184
                                                   ===========  ===========


    NOTE 6 - DEPOSITS

    Year-end deposits consisted of the following:

                                                       1996         1995
                                                       ----         ----

       Demand deposits                             $24,486,322  $26,847,015
       NOW accounts                                  6,282,122    6,588,010
       Savings deposits                             14,619,043   15,942,983
       Certificates of deposit                      38,142,207   35,337,916
                                                   -----------  -----------

                                                   $83,529,694  $84,715,924
                                                   ===========  ===========


Time deposit accounts individually exceeding $100,000 totaled $23,692,111 and $20,736,611 at year end 1996 and 1995.


                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 6 - DEPOSITS (Continued)

At year-end 1996, stated maturities of time deposits were:


                        1997                 $28,798,706
                        1998                     422,073
                        1999                   8,914,639
                        2000                           0
                        2001                           0
                        2002 and thereafter        6,789
                                             -----------

                                             $38,142,207
                                             ===========



NOTE 7 - BORROWINGS

As a source of short-term financing, the Corporation sells securities under agreements to repurchase at a later date. Some securities sold under repurchase agreements are delivered to broker-dealers who arranged the transactions, and the broker-dealers have agreed to sell back substantially identical securities at the maturities of the agreements. Physical control is maintained for all other securities sold under repurchase agreements. Information concerning securities sold under agreements to repurchase is summarized as follows:


                                                     1996        1995
                                                     ----        ----

       Average month-end balance during the year  $5,058,000  $6,214,000
       Average interest rate during the year            4.74%       4.89%
       Maximum month-end balance during the year  $9,183,000  $7,556,000


Long-term debt consists entirely of senior notes, with an interest rate of 6%, and mature in 2002. The notes require semi-annual interest payments and may be prepaid at any time without penalty provided the Corporation is not in default for the payment of dividends to preferred stockholders. In 1995, the Corporation negotiated with the noteholders a reduction in the interest rate from 9% to 6% retroactive to January 1, 1994.



                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 7 - BORROWINGS (Continued)

In 1996, the Corporation issued 48 shares of Class C Preferred Stock, Series 1994-1, to the senior noteholders in lieu of the $47,700 of accrued interest owed as of December 31, 1995 (see Note 8). At December 31, 1996, the Corporation was in default on the 1996 interest payments due, however, it expects to pay all accrued interest owed senior noteholders during the second quarter of 1997.


NOTE 8 - PREFERRED STOCK

Preferred stock at December 31 is comprised of the following:


                                 --------------1996-------------  ---------------1995---------------
                                                 Issued and                        Issued and
                                 Authorized     Outstanding       Authorized      Outstanding
          Description              Shares    Shares     Amount      Shares     Shares       Amount
          -----------              ------    ------     ------      ------     ------       ------

Preferred stock
  Class A, par value $100             4,000    4,000  $  400,000      4,000    4,000      $  400,000
  Class B, par value $100             3,200    3,200     320,000      3,200    3,200         320,000
  Class C, no par value (series
   1994-1)                          100,000      530     529,508    100,000      439         438,908
  Class C, no par value (series
   MI-1)                                       1,500   1,500,000               1,500       1,500,000
                                                      ----------                          ----------

                                                      $2,749,508                          $2,658,908
                                                      ==========                          ==========


Class A and B preferred stockholders are entitled to 4.75% cumulative semiannual dividends payable March 1 and September 1. In 1995, the Corporation negotiated a reduction in the dividend rate from 6% to 4.75% retroactive to January 1, 1994. Class C Preferred Stock is authorized under the Corporation's Articles of Incorporation, but rights and preferences of this stock are established by the Board of Directors upon the issuance of a series of Class C Preferred Stock.

In 1996, the Corporation issued 43 shares of Class C Preferred Stock, Series 1994-1 to Class A and B preferred stockholders in lieu of the $42,900 of preferred dividends in arrears as of December 31, 1995. As of December 31, 1996, the Corporation had $34,200 of cumulative preferred dividends in arrears for which the Corporation expects to make payment during the second quarter of 1997. In the event the Corporation shall be in default of the payment of four consecutive semiannual preferred dividends, Class A preferred stockholders will be entitled to elect three additional members to the Corporation's Board of Directors until such time that the cumulative dividends are paid in full.


                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 8 - PREFERRED STOCK (Continued)

The Corporation, at its option, subject to provisions of applicable law and such regulatory agency approvals as may be necessary, may redeem the Class A and B preferred shares at prices ranging from $110 per share until December 31, 1997 and $120 per share thereafter. In the event redemption in excess of par value is prohibited by law, the redemption price of preferred stock shall be its par value.

The Class C Preferred Stock, Series MI-1, was issued in 1994 to the Michigan State Housing Development Authority. The Series MI-1 stock is entitled to an annual, noncumulative 6% dividend. Dividends are payable only from net income of the Corporation earned in the calendar year for which the dividend is paid. If earnings are not sufficient to pay the entire 6% dividend, then no dividend is required to be paid. The Series MI-1 stock is subject to certain restrictions on transfer, and may be redeemed at the face value at any time by the Corporation.

The Class C Preferred Stock, Series 1994-1 was issued in 1995 and 1996 to the Class A and B preferred stockholders and senior noteholders in lieu of cumulative dividends in arrears and unpaid accrued interest. It has no voting rights and is entitled to receive dividends only at the discretion of the Board of Directors. Its dividend rights are subordinate to those of the holders of the Series MI-1 Preferred Stock described above. However, a dividend equal to 4% of the $1,000 face value of the stock must be paid to the holders of the Series 1994-1 Preferred Stock before any dividends may be paid to the common stockholders in any calendar year. The Series 1994-1 may be redeemed by the Corporation at the face value prior to December 31, 1998. Thereafter redemption is subject to premiums up to 120% of face value until December 31, 2002. There also are limitations on the transferability of this stock.


NOTE 9 - REGULATORY MATTERS AND RESTRICTIONS ON RETAINED
     EARNINGS

The Corporation and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.



                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 9 - REGULATORY MATTERS AND RESTRICTIONS ON RETAINED
     EARNINGS (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. At December 31, 1996 and 1995, the Bank was considered "adequately capitalized" due to the formal Agreement with the OCC.

At year end, actual capital levels for the Bank (in millions) and minimum required levels were:


                                                                                  Minimum Required
                                                                                     To Be Well
                                                            Minimum Required     Capitalized Under
                                                              For Capital        Prompt Corrective
                                              Actual       Adequacy Purposes     Action Regulations
                                          --------------  ------------------    -------------------
                                          Amount   Ratio  Amount     Ratio      Amount      Ratio
                                          ------   -----  ------     -----      ------      -----
1996
-----
Total capital (to risk weighted assets)    $ 5.9  11.66%     $ 4.1    8%         $ 5.1       10%

Tier 1 capital (to risk weighted assets)   $ 5.3  10.40%     $ 2.0    4%         $ 3.1        6%

Tier 1 capital (to average assets)         $ 5.3   5.63%     $ 3.8    4%         $ 4.7        5%


1995
-----
Total capital (to risk weighted assets)    $ 5.8  11.80%     $ 4.0    8%         $ 5.0       10%

Tier 1 capital (to risk weighted assets)   $ 5.2  10.54%     $ 2.0    4%         $ 3.0        6%

Tier 1 capital (to average assets)         $ 5.2   5.43%     $ 3.6    4%         $ 4.5        5%


At December 31, 1996, no undistributed earnings of the Bank were available for distribution to the Corporation as dividends without regulatory approval from the OCC.


                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 10 - INCOME TAXES


Federal income taxes consist of the following:
                                                             1996       1995
                                                             ----       ----

    Current expense                                      $        0  $         0
    Deferred expense                                              0            0
                                                         ----------  -----------

        Total                                            $        0  $         0
                                                         ==========  ===========

Year-end deferred tax assets and liabilities consist of:
                                                             1996       1995
                                                             ----       ----

    Deferred tax assets
        Allowance for loan losses                        $   82,344  $   320,189
        Net operating loss carryforwards                    741,166      660,637
        Other                                               179,719      169,838
                                                         ----------  -----------
                                                          1,003,229    1,150,664
    Less valuation allowance                               (895,102)  (1,055,229)
                                                         ----------  -----------
        Net deferred tax assets                             108,127       95,435

    Deferred tax liabilities - accumulated depreciation     108,127       95,435
                                                         ----------  -----------

        Net deferred tax asset (liability)               $        0  $         0
                                                         ==========  ===========


At December 31, 1996, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $2,100,000 which, if not used, will expire beginning in 2005.

The change in the valuation allowance from 1995 to 1996 is primarily due to the decrease in the deferred tax assets.

The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income at December 31 is reconciled as follows:

                                                             1996      1995
                                                             ----      ----

  Statutory rate applied to income (loss) before taxes     $ 31,375  $(20,100)
  Add (deduct)
     Interest from tax exempt securities                               (3,200)
     Nondeductible expenses                                   7,766
     Net operating losses for which an income tax benefit
      is not currently available                                       23,300
     Utilization of net operating loss carryforward         (39,141)
                                                           --------  --------

         Income tax expense                                $      0  $      0
                                                           ========  ========



                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 11 - STOCK OPTIONS

An Employee Stock Option Plan was adopted in 1995. It authorizes the issuance of up to 67,352 shares of common stock to key salaried employees and directors of the Corporation through the award of stock options as an incentive to such key employees. Options granted under the Plan may be incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986 or they may be non-qualified options which do not meet the requirements of that section. Options are exercisable in whole or in part, but only with respect to whole shares of stock, beginning one year and expiring five years after the date of grant. The Plan is administered by a stock option committee.

Statement of Financial Accounting Standards (SFAS) No. 123, which became effective for 1996, requires certain pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. The Corporation has elected to continue accounting for its stock options under Accounting Principles Board Opinion (APB) No. 25 instead of adopting the new fair value method of SFAS No. 123. Pursuant to APB No. 25, the Corporation recognized no compensation cost related to these stock option grants. Had the fair value based method of SFAS No. 123 been applied to the 1995 stock option grant on a pro forma basis, the pro forma effects on the Corporation's net income and earnings per share for 1996 and 1995 would not be material.

In future years, the pro forma effects of not applying SFAS No. 123 is expected to increase as additional options are granted.

At December 31, 1996, there were 55,352 options available for future grant under the Plan and 12,000 options were outstanding and exercisable at a price of $5 per share. All outstanding options were granted in 1995 at the fair value of the stock at the date of grant.


NOTE 12 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation maintains an Employee Stock Ownership Plan (ESOP) covering substantially all salaried employees of the Corporation with at least one year of service and are at least age 21. The ESOP invests primarily in the stock of First Independence Corporation, and contributions to the plan are determined by the Board of Directors. There were no contributions to the plan during 1996 and 1995. At December 31, 1996, the ESOP held 36,363 shares of stock, allocated to employees and voted by the trustee of the plan. Upon distribution of shares to a participant, the participant has the right to require the Corporation to purchase shares at their fair value in accordance with the terms and conditions of the plan. The fair value of the shares allocated as of December 31, 1996 was approximately $164,360.



                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 13 - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT

The Bank leases certain office and branch premises and equipment under operating lease agreements. Total rental expense for all operating leases aggregated $163,503 and $257,306 in 1996 and 1995, respectively. Future minimum rentals under noncancelable operating leases as of December 31, 1996 are as follows:


                              1997        $146,993
                              1998         102,106
                              1999          90,000
                              2000          90,000
                              2001          90,000
                              Thereafter   210,000
                                          --------

                                          $729,099
                                          ========


The Bank is a party to financial instruments with off-balance sheet risk used in the normal course of business to meet the financing needs of customers. These financial instruments include commitments to extend credit and letters of credit.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being used, the total commitments do not necessarily represent future cash requirements. Letters of credit are conditional commitments provided to guarantee a customer's performance to a third party.

Financial instruments whose contract amounts represent off-balance-sheet risk at year-end are as follows:


                                              1996         1995
                                              ----         ----

             Commitments to extend credit  $15,497,000  $12,728,000
             Letters of credit                 547,000      567,500


Approximately 71% and 20% of these commitments were made at fixed rates at December 31, 1996 and 1995, respectively. Interest rates on fixed rate commitments range from 8.25% to 11.25% as of December 31, 1996. Expiration dates range from 2 to 61 months for loan commitments and 6 days to 8 months for letters of credit.



                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 13 - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT
     (Continued)

Exposure to credit loss if the other party does not perform is represented by the contractual amounts for commitments to extend credit and letters of credit. The same credit policies are used for commitments and conditional obligations as are used for loans. Collateral or other security is normally not required to support financial instruments with off-balance-sheet risk.

In May 1993, a jury verdict was entered against the Corporation, a nonoperating subsidiary of the Bank, certain directors and another former officer thereof, in the amount of $320,000, in a suit filed by a former officer of the Bank alleging wrongful termination of his employment and retaliatory discharge. After several post-trial hearings, a judgment was entered on the verdict in October 1994. An accrual in the amount of the judgment has been recorded in the Corporation's consolidated financial statements (see Note 17).

The Corporation and Bank are subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Corporation's consolidated financial position or results of operations.

The Bank's loan portfolio is concentrated primarily towards residential and commercial customers in metropolitan Detroit, Michigan. Commercial real estate loans to churches comprise 12% of the Bank's total loans at December 31, 1996.

At year-end 1996 and 1995, reserves of $300,000 were required as deposits with the Federal Reserve Bank of Chicago. These reserves do not earn interest


NOTE 14 - RELATED PARTY TRANSACTIONS

Related parties include directors and executive officers of the Corporation and Bank (including their affiliated family members and companies). It is the Bank's policy that all such loans and commitments be made on substantially the same terms as those for comparable transactions with other persons. Loans to related parties amounted to $410,432 and $520,854 at December 31, 1996 and 1995, respectively. During 1996, the Corporation had no new loans and repayments of $110,422.

Related party deposits totaled $126,619 and $119,240 at year-end 1996 and 1995.


                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and cash equivalents, demand deposits, securities sold under retail repurchase agreements, and variable rate loans or deposits that reprice frequently and fully. Fair values for securities are based on quoted market prices or from an independent third party broker. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analyses using current market rates for the estimated life and credit risk. The fair value of long-term debt is based on currently available rates for similar financing.


                                 December 31, 1996         December 31, 1995
                                 -----------------         -----------------
                               Carrying       Fair       Carrying       Fair
                                Amount        Value       Amount        Value
                               --------       -----      --------       -----

Financial Assets
----------------

Cash and cash equivalents     $14,321,988  $14,321,988  $17,059,650  $17,059,650
Securities                     29,175,658   29,047,794   29,141,710   28,992,277
Loans, net                     45,280,670   45,676,631   43,550,600   45,362,142
Accrued interest receivable       934,201      934,201      831,687      831,687

Financial Liabilities
---------------------

Deposits:
    Demand                     24,486,322   24,486,322   26,847,015   26,847,015
    NOW                         6,282,122    6,282,122    6,588,010    6,588,010
    Saving                     14,619,043   14,619,043   15,942,983   15,942,983
    Certificates of deposit    38,142,207   38,138,696   35,337,916   35,772,000

Securities sold under retail
 repurchase agreements          4,284,688    4,284,688    3,774,578    3,774,578
Long-term debt                    900,000      814,800      900,000      817,182
Accrued interest payable          276,314      276,314      252,764      252,764



                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The Corporation's condensed balance sheets, statements of income and statements of cash flows as of December 31, 1996 and 1995 and for the years then ended are as follows:

                           CONDENSED BALANCE SHEETS

                                                     December 31,
                                                   1996        1995
                                                   ----        ----
          ASSETS
          Cash                                  $    1,666  $   35,610
          Loan receivable, related party           150,000     115,000
          Accrued interest                           2,639         808
          Investment in subsidiary               5,282,468   5,377,718
                                                ----------  ----------

                                                $5,436,773  $5,529,136
                                                ==========  ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          Liabilities
            Other liabilities                   $  374,250  $  367,950
            Long-term debt                         900,000     900,000
                                                ----------  ----------
                                                 1,274,250   1,267,950
          Shareholders' equity                   4,162,523   4,261,186
                                                ----------  ----------

                                                $5,436,773  $5,529,136
                                                ==========  ==========







                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                             1996      1995
                                                             ----      ----
 Income
    Interest income                                        $  2,883  $   1,418

 Expense
    Interest on borrowings, net of forgiveness in 1995
     of $27,000                                              54,000     27,000
    Other operating expenses                                                99
                                                           --------  ---------
                                                             54,000     27,099
                                                           --------  ---------


 INCOME BEFORE FEDERAL INCOME TAX (BENEFIT) AND EQUITY IN
  UNDISTRIBUTED NET INCOME OF SUBSIDIARY                    (51,117)   (25,681)

 Federal income taxes (benefit)
                                                           --------  ---------


 INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME OF
  SUBSIDIARY                                                (51,117)   (25,681)

 Equity in undistributed net income (loss) of subsidiary    143,397    (31,776)
                                                           --------  ---------

 NET INCOME (LOSS)                                         $ 92,280  $ (57,457)
                                                           ========  =========






                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995





NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                   1996       1995
                                                                   ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                           $   92,280  $  (57,457)
   Adjustments to reconcile net income (loss) to net cash from operating activities
       Equity in net (income) loss of subsidiary                 (143,397)     31,776
       Increase in other assets                                   (36,827)   (115,808)
       Increase in other liabilities                               54,000      27,000
                                                               ----------  ----------
           Net cash from operating activities                     (33,944)   (114,489)

Cash, beginning of year                                            35,610     150,099
                                                               ----------  ----------

CASH, END OF YEAR                                              $    1,666  $   35,610
                                                               ==========  ==========



NOTE 17 - SUBSEQUENT EVENTS

On February 21, 1997, the Bank received an insurance settlement of $1,445,000 as a result of defalcations by one of the Bank's employees in the loan department (see Note 2).

On March 14, 1997, the State of Michigan Court of Appeals overturned the judgment against the Corporation for the wrongful termination suit as discussed in Note 12. The Corporation anticipates the plaintiff will appeal the decision of the appellate court and therefore, it will continue to carry the $320,000 as an accrued liability.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

INCORPORATED BY REFERENCE TO REGISTRANTS PROXY STATEMENT DATED APRIL 24.

ITEM 10.  EXECUTIVE COMPENSATION

INCORPORATED BY REFERENCE TO REGISTRANTS PROXY STATEMENT DATED APRIL 24.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

INCORPORATED BY REFERENCE TO REGISTRANTS PROXY STATEMENT DATED APRIL 24.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

INCORPORATED BY REFERENCE TO REGISTRANTS PROXY STATEMENT DATED APRIL 24.


ITEM 13. EXHIBIT LIST AND REPORTS ON FORM 8-K

(a)1. The financial statements listed in the accompanying Index to Consolidated Financial Statements, on page 35 are filed as part of this report.

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




    EXHIBIT NUMBER          DESCRIPTION
         4                  Instruments defining the rights of security holders
                            are the Articles of Incorporation and By-Laws (see
                            Exhibit 3, above) and certain debt instruments
                            which do not authorize an amount of debt exceeding
                            10 percent of the Corporation's assets.  The
                            Corporation agrees to furnish such instruments to
                            the Commission on request.

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




    EXHIBIT NUMBER          DESCRIPTION
         10.(i)-2           Stipulation and consent to the issuance of a
                            consent order, and the consent order by and between
                            First Independence National Bank and the Office of
                            the Comptroller of the Currency dated October 7,
                            1992 was previously filed as an exhibit to the
                            Annual Report on Form 10-K for the year ended
                            December 31, 1992 (File No.  0-15777) and is
                            incorporated herein by reference.


(b)  Reports on  Form 8-K   A report on Form 8-K was filed on October 25, 1996,
                            which included information on the change in First
                            Independence's Certifying Accountants from Coopers
                            and Lybrand LLP to Crowe, Chizek and Company LLP
                            and is here incorporated by reference.



SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST INDEPENDENCE CORPORATION



/s/ Don Davis
--------------------------------------
Don Davis
Chairman of the Board,
   Interim President and Chief
   Executive Officer of the Corporation
   and the Bank
(Principal executive officer)

Date: March 31, 1997



/s/ Rose Ann Lacy
---------------------------------------
Rose Ann Lacy
Senior Vice President and Chief
   Financial Officer
(Principal Financial Officer and
   Principal Accounting Officer)

Date: March 31, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Don Davis
------------------------
Don Davis
Chairman of the Board of Directors
  of the Corporation and the Bank

Date: March 31, 1997



------------------------
Dr. Charles E. Morton
Director

Date: March 31, 1997



------------------------
Dennis H. Silber
Director

Date: March 31, 1997



/s/ Gerald Van Wyke
------------------------
Gerald Van Wyke
Director

Date: March 31, 1997



------------------------
Eloise C. Whitten
Director

Date: March 31, 1997



------------------------
Barry Clay
Director

Date: March 31, 1997

-------------------------
Alan Young
Director

Date: March 31, 1997



-------------------------
Georgis Garmo
Director

Date: March 31, 1997



-------------------------
Jamal Shallal
Director

Date: March 31, 1997


*By: /s/ Rose Ann Lacy
    ---------------------
    Rose Ann Lacy
    Attorney-in-Fact

Date: March 31, 1997