Form 10QSB
period 1997-03-31
FIRST INDEPENDENCE CORP
filed 1997-05-15
CIK 745140

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 1997
[ ]    Transition report under Section 13 or 15(d) of the
       Exchange Act
For the transition period                              to
                          ----------------------------

------------------------

Commission file number 0-15777

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

Common Stock, $1 Par Value-336,760 shares as of May 12, 1997

                         FIRST INDEPENDENCE CORPORATION

                                     INDEX

                                                              PAGE
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet March 31, 1997                      3

Consolidated Statement of Income
         Three Months and YTD Ended March 31, 1997 and 1996    4

Consolidated Statement of Cash Flows
         Three Months ended March 31, 1997 and 1996            5

Notes to Consolidated Financial Statements                     6-7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations      8-12

Part II. OTHER INFORMATION                                     13

Item 1.  Legal Proceedings                                     13

Item 2.  Changes in Securities                                 13

Item 3.  Defaults upon Senior Securities                       13

Item 4.  Submission of Matters to a Vote of Security Holders   13

Item 5.  Exhibits and Reports on Form 8-K                      13

Signatures                                                     14

PART I.
                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                            March 31
                                                                1997
                                                                ----
ASSETS
Cash and due from banks                                  $ 2,378,145
Federal funds sold                                         8,960,000
                                                         -----------
  Total cash and cash equivalents                         11,338,145
Securities available for sale                              9,559,512
Securities held to maturity (fair value of $19,311,974)   19,527,300
                                                         -----------
  Total securities                                        29,086,812
Loans
  Commercial                                              10,987,895
  Real estate mortgages                                   24,199,082
  Consumer                                                 7,562,848
                                                         -----------
                                                          42,749,825
  Allowance for loan losses                                 (837,756)
                                                         -----------
                                                          41,912,069
Premises and equipment, net                                3,495,952
Accrued interest receivable and other assets               1,385,601
                                                         -----------

    Total assets                                         $87,218,579
                                                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
   Noninterest-bearing                                   $25,805,293
   Interest-bearing                                       51,065,113
                                                         -----------
                                                          76,870,406
  Securities sold under retail repurchase agreements       3,416,882
  Accrued expenses and other liabilities                   1,055,492
  Long-term debt                                             900,000
                                                         -----------
    Total liabilities                                     82,242,780

Shareholders' equity
  Preferred stock                                          2,749,508

  Common stock, $1 par value: 500,000 shares authorized;
   336,760 shares issued and outstanding                     336,760
  Capital surplus                                          2,369,782
  Accumulated deficit                                       (368,054)
  Unrealized gain (losses) on securities available
    for sale                                                 (94,454)
  Unrealized holding loss on securities transferred          (17,743)
                                                         -----------
    Total shareholders' equity                             4,975,799
                                                         -----------
      Total liabilities and shareholders' equity         $87,218,579
                                                         ===========

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                        CONSOLIDATED STATEMENT OF INCOME
                     Quarter ended March 31, 1997 and 1996
                                  (UNAUDITED)

                                                              1997       1996
                                                              ----       ----
Interest income
     loans, including fees                               $1,068,622  $1,118,507
     Taxable securities                                     428,402     451,887
     Non-taxable securities                                       0           0
     Federal funds sold                                     172,837     141,599
                                                         ----------  ----------
      Total interest income                               1,669,861   1,711,993

Interest expense
     Deposits                                               462,249     414,333
     Other borrowed funds                                    71,698      97,463
                                                         ----------  ----------
      Total interest expense                                533,947     511,796
                                                         ----------  ----------
     NET INTEREST INCOME                                  1,135,914   1,200,197
      Provision for loan loss                              (874,572)    317,750
                                                         ----------  ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS         2,010,486     882,447

Noninterest income
     Service charges on deposit accounts                    200,404     197,610
     Securities gains, net                                        0         116
     Net gains on sales of residential real estate loans     64,628     147,624
     Other                                                   61,377      54,861
                                                         ----------  ----------
      Total noninterest income                              326,409     400,211

Noninterest expenses
     Salaries and employee benefits                         668,755     662,112
     Occupancy                                              111,056     128,663
     Professional services                                  113,000      56,000
     Insurance expense                                       29,472      23,989
     Other noninterest expenses                             537,711     419,625
                                                         ----------  ----------
       Total noninterest expenses                         1,459,994   1,290,389

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES                   876,901      (7,731)
 Federal income tax expense                                       0           0
                                                         ----------  ----------

Net income (loss)                                           876,901      (7,731)

Preferred stock dividend requirements                         8,550       8,550
                                                         ----------  ----------

Income (loss) attributable to common stock               $  868,351  $  (16,281)
                                                         ==========  ==========

Income (loss) per common and common equivalent share     $     2.58  $    (0.05)
                                                         ==========  ==========

                FIRST INDEPENDENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               for the three months ended March 31, 1997 and 1996


                                                                                    1997         1996
                                                                                 -----------  ------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                    $   876,901  $    (7,731)
   Adjustments to reconcile net income to
    net cash provided by operating activities:
   Depreciation and amortization                                                     117,126      122,700
   Amortization of premiums and accretion of discounts                                18,727        7,954
   Provision for loan losses                                                        (874,572)     317,750
   Securities gains, net                                                                   -         (116)
   Changes in:
     Accrued interest receivable and other assets                                    124,547      (61,402)
     Accrued expenses and other liabilities                                           57,168      (58,572)
                                                                                 -----------  -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            319,897      320,583

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale                            -    1,000,938
Proceeds from maturities of investment securities available for sale               1,007,707      635,537
Proceeds from maturities of investment securities held to maturity                 1,500,000    3,000,000
Purchases of investment securities available for sale                                      -   (5,049,217)
Purchases of investment securities held to maturity                               (2,471,213)  (2,658,811)
Net change in loans                                                                4,243,173     (457,362)
Purchases of premises and equipment                                                  (56,313)    (149,706)
                                                                                 -----------  -----------

NET CASH USED IN INVESTING ACTIVITIES                                              4,223,354   (3,678,621)

CASH FLOWS FROM FINANCING ACTIVITIES
changes in:
 Deposits                                                                         (6,659,288)     520,687
 Securities sold under repurchase agreements                                        (867,806)   1,300,993
                                                                                 -----------  -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         (7,527,094)   1,821,680
                                                                                 -----------  -----------

Net increase (decrease) in cash and cash equivalents                              (2,983,843)  (1,536,358)

Cash and cash equivalents, beginning of year                                      14,321,988   17,059,650
                                                                                 -----------  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $11,338,145  $15,523,292
                                                                                 ===========  ===========

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1. The consolidated balance sheet as of March 31, 1997, the related consolidated statements of income for the quarter and three months ended March 31, 1997 and 1996, and the statement of cash flows for the three month period ended March 31, 1997 and 1996 are unaudited.

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

4. Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported seperately in shareholders' equity.

     Gains and losses on sales of securities are determined using amortized cost of the specific security sold. Interest income includes amortization of purchased premiums and discounts.

5. Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, and the allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

6. The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from specific assets identified as having greater than a normal risk of loss as well as losses from the remainder of the portfolio. Management's determination of the level of the allowance is based upon an evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors.

     Loan impairment is reported when full paymant under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similiar nature such as residential mortgage, consumer, and credit card loans, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of the collateral if the loan is collateral dependant. When credit analysis of a borrower's operating results and financial condition indicates that the underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including the Bank's loans to the borrower, the loan is evaluated for impairment. Often this is associated when payments are delayed, typically 90 days or more, or when the internal grading system indicates a substandard or doubtful classification.

The following table details information concerning nonperforming, non-accrual, and other impaired loans as of March 31, 1997.


(in thousands)
Non-accrual Loans  1,275
Impaired loans       611
Loans past due 90
days or more       1,622
                   -----
Total              3,508
                   =====


Interest that would have been accrued on the non-accrual loans at March 31, 1997, had they been on accrual status would have been approximately $28,000.

7. All significant intercompany balances and transactions have been eliminated in consolidation.

8. In 1991, a former senior officer of the Bank filed a complaint in the Circuit Court for the County of Wayne, Michigan, against the Bank, a non-operating subsidiary of the Bank, and the Corporation and certain directors and another former officer thereof alleging wrongful termination. In May 1993, a jury verdict was entered against the Corporation, a non-operating subsidiary of the Bank, certain directors and another former officer thereof, in the amount of $320,000 by a Wayne County Circuit Court. A judgment was entered on the verdict in October 1994. An accrual for the judgement was recorded in 1994 and is reflected in the consolidated financial statements and attorney fees and other litigation costs have been expensed as they were incurred. The Corporation appealed the judgement to the Michigan Court of Appeals and on March 14, 1997, the judgement was reversed by the Court of Appeals holding that there was no liability by the Corporation, the Bank's subsidiary, or any of the individual defendants. The plaintiff has sought leave of the Michigan Supreme Court to appeal the reversal by the Michigan Court of Appeals. Counsel for the Corporation are of the opinion that the appeal is without merit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

SUMMARY OF OPERATIONS

Net income for the first quarter of 1997 was $876,901, or $2.58 per share, compared to a net loss of $7,731 or $.05 per share for the first quarter of
1996.   The increase in net income for the first quarter of 1997, as compared to 1996, resulted from a lower loan loss provision for the first quarter of 1997 as compared to the first quarter of 1996. The loan loss provision for the first quarter in 1997 was a credit of $874,572 as compared to a charge of $317,750, in 1996. The decrease in the first quarter 1997 provision as compared to 1996 resulted from the February 21, 1997, insurance settlement of $1,444,721 from its fidelity insurance underwriters in settlement of the Bank's claims related to the fictitious "loans" made in late 1995 and January 1996.
As a result, the Bank recorded a recovery of $1,137,000 to the allowance for loan losses for amounts previously charged off related to the fictitious "loans". Subsequently, the allowance was reduced through a negative provision in the first quarter of 1997 to a level considered adaquate, consistent with management's evaluation of the allowance.

Net Interest Income

Net interest income in the first quarter of 1997 was $1,135,914, a decrease of $64,283 from the first quarter 1996 net interest income of $1,200,197. The decrease was attributable to lower yielding earning assets and higher rates on deposits. As a result of lower yields on earning assets and higher rates paid on deposits, net interest margin decreased 35 basis points from 5.63 percent in the first quarter of 1996 to 5.28 percent in the first quarter of 1997.

Provision for Possible Credit Losses

The Provision for Possible Credit Losses in the first quarter in 1997 amounted to a credit of $874,572, a decrease of $1,192,322 from the first quarter 1996
Provision for Possible Credit Losses of $317,750.   The decrease resulted from
the February 21, 1997, insurance settlement of $1,444,721 described above. A detailed analysis of the related Allowance for Possible Credit Losses, charge-offs, recoveries, and ratios is presented on page 11.

Noninterest Income

Noninterest income for the first quarter of 1997 amounted to $326,409, a decrease of $73,802, or 18.44 percent, from first quarter 1996 noninterest income of $400,211. The decrease was primarily due to a decrease in gains on sales of residential real estate loans of $83,000. This decrease was partially offset by an increase in OREO gains of $14,708.

Noninterest  Expenses

Noninterest expenses for the first quarter of 1997 amounted to $1,459,994, an increase of $169,605, or 13.14 percent, from first quarter 1996 noninterest expense of $1,290,389. The increase was primarily the result of increased professional fee expense of $57,000, FDIC assessment of $30,000,writedown of other assets $16,000, and an increase in single business tax of $40,000.

BALANCE SHEET ANALYSIS

LIQUIDITY

Deposits at March 31, 1997 totaled $76,870,406 while federal funds sold were $8,960,000 (11.7% of total deposits). Total securities available-for-sale at March 31, 1997 were $9,559,512 (12.4% of total deposits). In addition, $5,902,000 (7.7% of total deposits) of the Bank's $29 million of securities will mature within one year. Thus, the bank has a liquidity position such that management believes it is capable of funding loan demand or deposit withdrawals.

INVESTMENTS

The Bank had $29,086,812 of investment securities at March 31, 1997, compared
to $29,175,658 of such securities at December 31, 1996.    The following is a
summary of the maturities and weighted average yields from the investment portfolio at March 31, 1997. Yields are not calculated on a tax equivalent basis.

                                   After One  After Five
                          Within  But Within  But Within      After
   (in thousands)       One Year  Five Years   Ten Years  Ten Years     Total
                        --------  ----------  ----------  ---------  --------
   Available-for-sale
   -------------------
   Treasury and agency   $1,000     $ 8,325            -  $     68   $ 9,393
   State and Political        -           -            -         -         -
   Other                      -           -            -       167       167
                         ------     -------     --------  --------   -------
   Total                 $1,000     $ 8,325            -       235   $ 9,560
                         ======     =======     ========  ========   =======

   Weighted Ave Yield      6.00%       5.92%           -      6.71%     5.95%

   Held-to-maturity
   -------------------
   Treasury and agency   $4,902     $14,625            -         -    19,527
   State and Political        -           -            -         -         -
   Other                      -           -            -         -         -
                         ------     -------     --------  --------   -------
   Total                 $4,902     $14,625            -         -   $19,527
                         ======     =======     ========  ========   =======
   Weighted Ave Yield      5.58%       6.02%           -         -      5.91%

LOANS

The following table sets forth the composition of the Bank's loan portfolio at March 31, 1997.


Commercial                      $10,988   25.70%
Commercial Real Estate            8,792   20.57
Residential Real Estate          15,407   36.04
Consumer                          7,563   17.69
                                -------  ------
                                $42,750  100.00%
                                =======  ======

At March 31, 1997, the Bank had $3,508,000 of loans that were nonperforming. Nonperforming loans include non-accrual loans, loans with principal or interest past due 90 days or more, and loans that have matured and are being extended or rewritten after their stated maturity date.

Non-accrual loans are those nonperforming and/or impaired loans on which the Bank does not accrue interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. Nonperforming loans and non-accrual loans are all considered "impaired loans" under SFAS 114, "Accounting by Creditors for Impairment of a Loan", and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." At March 31, 1997, total nonperforming and impaired loans amounted to 8.21% of the aggregate loans at March 31, 1997, compared to 7.12% at the end of 1996.

The table included on page 11 details information concerning nonperforming, non-accrual and impaired loans, by loan type, as of March 31, 1997. The amount of interest income that would have been accrued on the loans on non-accrual status at March 31, 1997, had those loans remained current, was approximately $28,000.

At March 31, 1997, there were no significant loans other than those included in the above table, for which information was known that caused management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

The allowance for loan losses totaled $837,756 at March 31, 1997, compared to the 1996 year end balance of $765,561. The allowance for loan losses represented 1.96% of loans compared with 1.66% at December 31, 1996. The allowance for loan losses was 28.93% of the aggregate of non-accrual loans and loans delinquent 90 days or more at March 31, 1997. At December 31, 1996, the allowance was 36.1% of such loans. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of the borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.

The loan review system and charge-off policy assist management in identifying problem loans and credit deterioration earlier than in the past and continuing implementation of the loan review system will improve this process further. Loans charged off in the first quarter of 1997 aggregated $215,253. The charge offs were part of the Bank's continuing effort to address problem loans in the loan portfolio and improve the quality of the loan assets. On February 21, 1997, the Bank received $1,441,721 from its fidelity insurance underwriters in settlement of the bank's claims related to the fictitious "loans" made by a consumer loan officer with no lending authority. As a result, the Bank has recorded a recovery of $1,139,797 for the amounts previously charged off, and the remaining balance of the insurance proceeds were used to pay down the value of the fictitious "loans" that were not charged off. Collection efforts in the first quarter of 1997 resulted in recoveries of $22,223 on loans previously charged off. Total recoveries, including the insurance proceeds, for the first quarter of 1997 aggregated $1,162,020.

The table below presents management's allocation of the allowance for loan losses at March 31, 1997, and shows the percentage of the allowance allocated to each category of loans.


(in thousands)          Allowance   Percent*
                        ---------   --------
Commercial                  598        46%
Real estate mortgage         68        36
Consumer                    171        18
                            ---       ---
                            837       100%
                            ===       ===

*Represents percent of loans in each category as a percent of total loans

The following table summarizes activity in the allowance for loan losses during the first quarter of 1997.

                                                      Quarter Ended
                                                        March 1997
                                                      -------------
            Average loans outstanding
             during the period                         $44,542,607
                                                       ===========
             Allowance for loan losses:
               Beginning balance                           765,561
               Provision for credit losses                (874,572)
               Charge-Offs                                (215,253)
               Recoveries                                1,162,020
                                                       -----------
               Balance at End-of-Period                    837,756
                                                       ===========

            Charge-Offs by Category
               Commercial                                  (48,814)
               Consumer                                   (165,989)
               Real-Estate Mortgages                          (450)
                                                       -----------
            Total charge-offs                             (215,253)
                                                       ===========
            Recoveries by Category
               Commercial                                   18,273
               Consumer                                  1,141,020
               Real-Estate Mortgages                         2,727
                                                       -----------
            Total recoveries                             1,162,020
                                                       ===========

            Net Loans Charged Off                          946,767
                                                       ===========
            Provision for loan losses as a percent of
               average loans                                 (1.96)%
            Net loans charged off as a percent of
               average loans                                 (2.13)%
            Total loans charged off as a percent of
               average loans                                   .48%

DEPOSITS

The following is a summary of the average balances and average rates paid on deposits for the quarter ending March 31, 1997.


                                                    Average     Average
                                                    Balance       Rate
                                                   ----------  ----------
        (in thousands)
        Non-interest bearing demand deposits        $28,820
        U.S. Treasury, tax, and loan deposits *         175
        Interest bearing demand deposits              5,471       2.08%
        Savings deposits                             14,996       2.42%
        Time deposits
            $100,000 or more **                      18,951       3.39%
            Other time deposits                      14,946       4.89%
                                                    -------

        Total                                       $83,359
                                                    =======

--------------------------------------------------------------------------------
* Represents non-retail deposits held overnight and remitted to the federal government the following business day.
** Includes approximately $6,000,000 of a non-interest bearing time deposit from the U.S. Treasury.

CAPITAL RESOURCES

At March 31, 1997, the ratio of equity capital to average assets of the Bank was 6.67% and in compliance with the Comptroller of Currency requirement of 5.50%. The risk-based Tier 1 capital ratio at March 31, 1997 was 12.79% and the Bank's total capital ratio on March 31, 1997, was 14.05%. These ratios were higher when compared to the December 31, 1996 ratios, which were 6.67%, 10.40%, and 11.66%, respectively.

As a result of the first quarter net income of $838,456, the Bank is now legally able to pay dividends to the Corporation, subject to prior approval of the Comptroller of the Currency. The Bank is prohibited from paying any cash dividends to the Corporation without prior written consent of the Comptroller of the Currency until the Comptroller Agreement described in the 10-KSB is terminated. The Bank has requested permission from the Comptroller of the Currency to pay dividends to the Corporation so that the Corporation can pay the Senior Note holders and Class A and Class B Preferred Stock holders interest and dividends due to them.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings. The judgement for wrongful termination, entered against the Corporation in October 1994, in the amount of $320,000 was reversed in March 1997 by the Michigan Court of Appeals holding that there was no liability by the Corporation, the Bank's subsidiary, or any of the individual defendants. The plaintiff has sought leave of the Michigan Supreme Court to appeal the reversal by the Michigan Court of Appeals. The Corporation is awaiting final disposition.

ITEM 2.  Changes in Securities - none.

ITEM 3   Defaults upon senior securities.
         Reference is made to the above in the section on Capital and Resources.

ITEM 4   Submission of matters to vote of security holders.
         There were no matters submitted to a vote of the security holders during the quarter ended March 31, 1997.

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


                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                                   Registrant



May 12,1997                        /s/ Don Davis
                                   ------------------------
                                   Don Davis
                                   Chief Executive Officer



May 12, 1997                       /s/  Rose Ann Lacy
                                   ------------------------
                                   Rose Ann Lacy
                                   Chief Financial Officer
                                   Chief Accounting Officer