Form 10QSB
period 1997-06-30
FIRST INDEPENDENCE CORP
filed 1997-08-14
CIK 745140

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                  FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

[  ]    Transition report under Section 13 or 15(d) of the
        Exchange Act

For the transition period                            to
                          --------------------------    ----------------------

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

Common Stock, $1 Par Value-336,760 shares as of August 12, 1997

                       FIRST INDEPENDENCE CORPORATION

                                    INDEX

                                                                PAGE
Part I. FINANCIAL INFORMATION



Item 1. Financial Statements



Consolidated Balance Sheet June 30, 1997                         3



Consolidated Statement of Income

        Quarter ended and YTD ended June 30, 1997 and 1996       4



Consolidated Statement of Cash Flows

        YTD ended June 30, 1997 and 1996                         5



Notes to Consolidated Financial Statements                     6-7



Item 2. Management's Discussion and Analysis

        of Financial Condition and Results of Operations      8-12



Part II.        OTHER INFORMATION                               13



Item 1. Legal Proceedings                                       13



Item 2. Changes in Securities                                   13



Item 3. Defaults upon Senior Securities                         13



Item 4. Submission of Matters to a Vote of Security Holders     13



Item 5. Exhibits and Reports on Form 8-K                        13

Signatures                                                      14

Part I.

                FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                         CONSOLIDATED BALANCE SHEET

                                 (UNAUDITED)

ASSETS                                                             1997
                                                                -------
Cash and due from banks                                       $ 4,312,613
Federal funds sold                                             10,767,000
                                                              -----------
  Total cash and cash equivalents                              15,079,613
Securities available for sale                                  12,585,921
Securities held to maturity (fair value of $20,486,364)        20,533,626
                                                              -----------
  Total securities                                             33,119,547

Loans

  Commercial                                                    9,991,007

  Commercial real estate                                       11,185,701

  Real estate mortgages                                        13,208,871

  Consumer                                                      7,037,810
                                                              -----------
                                                               41,423,389

  Allowance for loan losses                                      (892,322)
                                                              -----------
                                                               40,531,067

Premises and equipment, net                                     3,462,097

Accrued interest receivable and other assets                    1,295,500
                                                              -----------

         Total  assets                                        $93,487,824
                                                              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Deposits

      Noninterest-bearing                                     $34,290,096

      Interest-bearing                                         48,366,476
                                                              -----------
                                                               82,656,572

   Securities sold under retail repurchase agreements           4,163,149

   Accrued expenses and other liabilities                       1,029,137

   Long-term debt                                                 900,000
                                                              -----------
      Total liabilities                                        88,748,858


Shareholders' equity

   Preferred stock                                              2,749,508

   Common stock, $1 par value: 500,000 shares authorized;

     336,760 shares issued and outstanding                        336,760

   Capital surplus                                              2,369,782

   Accumulated deficit                                           (690,962)

   Unrealized loss on securities available for sale               (12,851)

   Unrealized holding loss on securities transferred              (13,271)
                                                              -----------
      Total shareholders' equity                                4,738,966
                                                              -----------
         Total liabilities and shareholders' equity           $93,487,824
                                                              ===========

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

             Quarter and Year to Date ended June 30, 1997 and 1996

                                  (UNAUDITED)


                                                                Quarter Ended                           Six Months Ended
                                                          -------------------------                 -------------------------
                                                          June 1997       June 1996                 June 1997       June 1996
                                                          ----------      ----------                ----------      ----------
Interest income
  loans, including fees                                   $1,009,843      $1,133,668                $2,078,465      $2,248,175
  Taxable securities                                         459,273         474,343                   887,675         926,230
  Federal funds sold                                         202,555         117,704                   375,392         259,303
                                                          ----------      ----------                ----------      ----------
   Total interest income                                   1,671,671       1,725,715                 3,341,532       3,433,708

Interest expense

  Deposits                                                   462,053         435,728                   924,302         850,061
  Other borrowed funds                                        68,267          84,750                   139,965         182,213
                                                          ----------      ----------                ----------      ----------
   Total interest expense                                    530,320         520,478                 1,064,267       1,032,274
                                                          ----------      ----------                ----------      ----------
NET INTEREST INCOME                                        1,141,351       1,205,237                 2,277,265       2,401,434
Provision for loan losses                                    348,693          90,000                  (525,879)        407,750
                                                          ----------      ----------                ----------      ----------
NET INTEREST INCOME AFTER  PROVISION FOR LOAN LOSSES         792,658       1,115,237                 2,803,144       1,993,684

Noninterest income

  Service charges on deposit accounts                        206,061         209,880                   406,465         407,490
  Securities gains, net                                            0               0                         0             116
  Net gains on sales of residential real estate loans         57,094         157,711                   121,722         305,335
  Other                                                       27,788          59,512                    89,165         118,373
                                                          ----------      ----------                ----------      ----------
   Total noninterest income                                  290,943         427,103                   617,352         831,314

Noninterest expenses

  Salaries and employee benefits                             635,492         709,686                 1,304,247       1,371,798
  Occupancy                                                  108,983         113,598                   220,039         242,261
  Professional services                                       30,000          78,000                   143,000         134,000
  Insurance expense                                           31,617          23,988                    61,089          47,977
  Other noninterest expenses                                 557,667         446,016                 1,095,378         865,641
                                                          ----------      ----------                ----------      ----------
   Total noninterest expenses                              1,363,759       1,371,288                 2,823,753       2,661,677

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES                   (280,158)        171,052                   596,743         163,321
Federal income tax expense                                         0               0                         0               0
                                                          ----------      ----------                ----------      ----------
Net income (loss)                                           (280,158)        171,052                   596,743         163,321
Preferred stock dividend requirements                          8,550           8,550                    17,100          17,100
                                                          ----------      ----------                ----------      ----------
Income (loss) attributable to common stock                $ (288,708)     $  162,502                $  579,643      $  146,211
                                                          ==========      ==========                ==========      ==========
Income (loss) per common and common equivalent share      $    (0.86)     $     0.48                $     1.72      $     0.43
                                                          ==========      ==========                ==========      ==========

                FIRST INDEPENDENCE CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                for the six months ended June 30, 1997 and 1996




                                                                                        1997                            1996
                                                                                        ----                            ----


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $   596,073                  $   163,321
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                                             237,300                      245,400
Amortization of premiums and accretion of discounts                                        37,323                       18,050
Provision for loan losses                                                                (525,879)                     407,750
Net realized gains on securities available for sale                                             -                         (116)
Origination of loans intended for sale                                                 (1,116,174)                  (6,639,535)
Proceeds from loans originated for sale                                                 1,872,251                    5,721,301
Net gains on sale of residential real estate loans                                       (121,722)                    (305,335)
Loss on writedown of other assets                                                          78,948                            -
Changes in:
    Accrued interest receivable and other assets                                          153,326                     (131,538)
    Accrued expenses and other liabilities                                                 98,106                       65,772
                                                                                      -----------                  -----------
NET CASH PROVIDED /(USED)BY OPERATING ACTIVITIES                                        1,309,552                     (454,930)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from sales of investment securities available for sale                                 -                    1,001,053
Proceeds from maturities of investment securities available for sale                    1,048,346                    3,135,194
Proceeds from maturities of investment securities held to maturity                      1,500,000                    4,000,000
Purchases of investment securities available for sale                                           -                   (7,045,103)
Purchases of investment securities held to maturity                                    (6,507,107)                  (4,665,092)
Net change in loans                                                                     4,641,127                     (119,460)
Purchases of premises and equipment                                                      (142,632)                    (216,509)
                                                                                      -----------                  -----------
NET CASH PROVIDED/(USED) IN INVESTING ACTIVITIES                                          539,734                   (3,909,917)

CASH FLOWS FROM FINANCING ACTIVITIES

changes in:
   Deposits                                                                              (873,122)                     867,067
   Securities sold under repurchase agreements                                           (121,539)                   1,711,290
Payment of interest on Senior Notes                                                       (54,250)                           -
Payment of dividends Class A and Class B Preferred Stock                                  (42,750)                           -
Proceeds from issuance of preferred stock                                                       -                       47,700
                                                                                      -----------                  -----------

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                       (1,091,661)                   2,626,057
                                                                                      -----------                  -----------

Net increase (decrease) in cash and cash equivalents                                      757,625                   (1,738,790)

Cash and cash equivalents, beginning of year                                           14,321,988                   17,059,650
                                                                                      -----------                  -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                              $15,079,613                  $15,320,860
                                                                                      ===========                  ===========

                 First Independence Corporation and Subsidiary

                         Notes To Financial Statements

                                 June 30, 1997





1. The consolidated balance sheet as of June 30, 1997, the related consolidated statements of income for the quarter and six months ended June 30, 1997 and 1996, and the statement of cash flows for the six month period ended June 30, 1997 and 1996 are unaudited.



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



        Loan impairment is reported when full paymant under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similiar nature such as residential mortgage, consumer, and credit card loans, and on an individual basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of the colateral if the loan is collateral dependant. When credit analysis of a borrower's operating results and financial condition indicates that the underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including the Bank's loans to the borrower, the loan is evaluated for impairment. Often this is associated when payments are delayed, typically 90 days or more, or when the internal grading system indicates a substandard or doubtful classification.

The following table details information concerning nonperforming loans as of June 30, 1997.



(in thousands)
Non-accrual Loans             1,303

Impaired loans                1,520

Loans past due 90

  days or more                1,037
                              -----

Total                         3,860
                              =====



Interest that would have been accrued on the non-accrual loans at June 30, 1997, had they been on accrual status would have been approximately $20,000.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Summary of Operations



Net loss for the second quarter of 1997 was $280,158 or $.86 per share, compared to net income of $171,052 or $.48 per share for the second quarter of
1996.   The decrease in net income for the second quarter of 1997, as compared to 1996, resulted from a higher loan loss provision, decrease in net interest income, and a decrease on gains on sales of residential real estate loans.



For the first six months of 1997, Net Income was $596,743, or $1.72 per share, an increase of $433,422 over the Net Income of $163,321 for the first six months of 1996. The increase in Net Income resulted from the February 21, 1997, insurance settlement of $1,441,721 from its fidelity insurance underwriters in settlement of the Bank's claims related to the fictitious "loans" made in late 1995 and January 1996. The Bank recorded a recovery of $1,137,000 to the allowance for loan losses for amounts previously charged off related to the fictitious "loans." The balance of $308,000 was received by the Bank in exchange for $308,000 in performing loans written by a consumer loan officer with no lending authority. Subsequently, the allowance was reduced through a negative provision of $874,572, in the first quarter of 1997.



Net Interest Income



Net interest income in the second quarter of 1997 was $1,141,351, a decrease of $63,886 from second quarter 1996 net interest income of $1,205,237. The decrease was attributable to lower yielding earning assets and higher rates on deposits. As a result of lower yields on earning assets and higher rates on deposits, net interest margin decreased 41 basis points from 5.55 percent in the second quarter of 1996 to 5.14 percent in the second quarter of 1997.



Provision for Possible Credit Losses



The Provision for Possible Credit Losses in the second quarter in 1997 amounted to $348,693, an increase of $258,693 from the second quarter 1996 Provision
for Possible Credit Losses of $90,000.   The increase in provision is a result
of management's continued efforts to address problem loans. A detailed analysis of the related Allowance for Possible Credit Losses, charge-offs, recoveries, and ratios is presented on page 11.



Noninterest Income



Noninterest income for the second quarter of 1997 amounted to $290,943, a decrease of $136,160, or 32 percent, from second quarter 1996 noninterest income of $427,103. The decrease was largely attributable to a decrease in gains on sales of residential real estate loans of approximately $101,000, due to lower residential mortgage originations.



Noninterest  Expenses



Noninterest expenses for the second quarter of 1997 amounted to $1,363,759, a decrease of $7,529, or .5 percent, from second quarter 1996 noninterest expense of $1,371,288. Salaries and benefits decreased $74,000 and professional services decreased $48,000. These decreases were offset by an increase in other noninterest expenses of $111,000, primarily due to an increase in FDIC assessment of $30,000 and writedown of other assets of $62,000.

Balance Sheet Analysis

Liquidity



Deposits at June 30, 1997 totaled $82,656,572 while federal funds sold were $10,767,000 (13% of total deposits). Total securities available-for-sale at June 30, 1997 were $12,585,921 (15% of total deposits). In addition, approximately $6,395,000 (7.7% of total deposits) of the Bank's $33 million of securities will mature within one year. Thus, the bank has a liquidity position such that management believes it is capable of funding loan demand or deposit withdrawals.



Investments



The Bank had $33,119,547 of investment securities at June 30, 1997, compared to
$29,175,658 of such securities at December 31, 1996.    The following is a
summary of the maturities and weighted average yields from the investment portfolio at June 30, 1997. Yields are not calculated on a tax equivalent basis.

                                        After One       After Five
                         Within         But Within      But Within        After
(in thousands)          One Year        Five Years      Ten Years       Ten Years       Total
                        --------        ----------      ---------       ---------       -----
Available-for-sale
Treasury and agency     $1,000          $11,354                 -        $   65         $12,419
State and Political          -                -                 -             -               -
Other                        -                -                 -           167             167
                        ------          -------          --------        ------         -------
Total                   $1,000          $11,354                 -           232         $12,586
                        ======          =======          ========        ======         =======

Weighted Ave Yield        6.00%            6.03%                -          6.69%           6.04%

Held-to-maturity
Treasury and agency     $5,394          $15,140                 -             -         $20,534
State and Political          -                -                 -             -               -
Other                        -                -                 -             -               -
                        ------          -------          --------        ------         -------
Total                   $5,394          $15,140                 -             -         $20,534
                        ======          =======          ========        ======         =======
Weighted Ave Yield        5.55%            6.11%                -             -            5.97%

Loans



The following table sets forth the composition of the Bank's loan portfolio at June 30, 1997.


Commercial                      $ 9,991         24.12%
Commercial Real Estate           11,186         27.00
Residential Real Estate          13,209         31.89
Consumer                          7,037         16.99
                                -------       -------
                                $41,423       100.00%


At June 30, 1997, the Bank had $3,860,000 of loans that were nonperforming. Nonperforming loans include non-accrual loans, loans with principal or interest past due 90 days or more, and loans that have matured and are being extended or rewritten after their stated maturity date.



Non-accrual loans are those nonperforming and/or impaired loans on which the Bank does not accrue interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. Nonperforming loans and non-accrual loans are all considered "impaired loans" under SFAS 114, "Accounting by Creditors for Impairment of a Loan", and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." At June 30, 1997, total nonperforming and impaired loans amounted to 9.32% of the aggregate loans at June 30, 1997, compared to 7.12% at the end of 1996.



The table included on page 6 details information concerning nonperforming loans, as of June 30, 1997. The amount of interest income that would have been accrued on the loans on non-accrual status at June 30, 1997, had those loans remained current, was approximately $20,000.



At June 30, 1997, there were no significant loans other than those included in the table on page 6, for which information was known that caused management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.



The allowance for loan losses totaled $892,322 at June 30, 1997, compared to the 1996 year end balance of $765,561. The allowance for loan losses represented 2.15% of loans compared with 1.66% at December 31, 1996. The allowance for loan losses was 23% of the nonperforming loans at June 30, 1997. At December 31, 1996, the allowance was 23% of such loans. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of the borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.



The loan review system and charge-off policy assist management in identifying problem loans and credit deterioration earlier than in the past, and continuing implementation of the loan review system will improve this process further. Loans charged off in the second quarter of 1997 aggregated $333,298. The charge offs were part of the Bank's continuing effort to address problem loans in the loan portfolio and improve the quality of the loan assets. Collection efforts in the second quarter of 1997 resulted in recoveries of $39,171 on loans previously charged off.

The table below presents management's allocation of the allowance for loan losses at June 30, 1997.



(in thousands)                                  Allowance        Percent*
                                                ---------        --------
Commercial                                         689             24%
Real estate mortgage                                51             59
Consumer                                           152             17
                                                   ---            ---
                                                   892            100%
                                                   ===            ===

*Represents percent of loans in each category as a percent of total loans



The following table summarizes activity in the allowance for loan losses during the second quarter of 1997.



                                                Quarter Ended
                                                  June 1997
                                                -------------
Average loans outstanding
  during the period                               $42,496,830
                                                  ===========
   Allowance for loan losses:
        Beginning balance                             837,756
        Provision for credit losses                   348,693
        Charge-Offs                                  (333,298)
        Recoveries                                     39,171
                                                  -----------
        Balance at End-of-Period                      892,322
                                                  ===========

Charge-Offs by Category
        Commercial                                   (229,758)
        Consumer                                     (101,062)
        Real-Estate Mortgages                          (2,478)
                                                  -----------
Total charge-offs                                    (333,298)
                                                  ===========
Recoveries by Category

        Commercial                                     10,874
        Consumer                                       22,519
        Real-Estate Mortgages                           5,778
                                                  -----------
Total recoveries                                       39,171
                                                  ===========


Net Loans Charged Off                                (294,127)
                                                  ===========
Provision for loan losses as a percent of
        average loans                                    0.82%
Net loans charged off as a percent of
        average loans                                    0.69%
Total loans charged off as a percent of
        average loans                                    0.78%


Deposits



The following is a summary of the average balances and average rates paid on deposits for the period ending June 30, 1997.



                                               Average      Average
                                               Balance        Rate
                                               -------        ----
(in thousands)

Non-interest bearing demand deposits           $28,757

U.S. Treasury, tax, and loan deposits *            198

Interest bearing demand deposits                 6,535        2.07%

Savings deposits                                15,134        2.36%

Time deposits

        $100,000 or more **                     18,367        3.44%

        Other time deposits                     14,913        4.86%
                                               -------

Total                                          $83,904
                                               =======




*  Represents non-retail deposits held overnight and remitted to the federal
government the following business   day.

** Includes approximately $6,000,000 of a non-interest bearing time deposit from the U.S. Treasury.



Capital Resources



At June 30, 1997, the ratio of equity capital to average assets of the Bank was 6.28% and in compliance with the Comptroller of Currency requirement of 5.50%. The risk-based Tier 1 capital ratio at June 30, 1997 was 12.87% and the Bank's total capital ratio at June 30, 1997, was 14.13%.



As a result of 1997 net income, the Bank is now legally able to pay dividends to the Corporation, subject to prior approval of the Comptroller of the Currency. The Bank is prohibited from paying any cash dividends to the Corporation without prior written consent of the Comptroller of the Currency until the Comptroller Agreement described in the 10-KSB is terminated. The Bank has requested and received permission from the Comptroller of the Currency to pay dividends to the Corporation so that the Corporation can pay the Senior Note holders and Class A and Class B Preferred Stock holders interest and dividends due them.



The Corporation in June 1996, requested the holders of its Class A and Class B Preferred Stock and of its $900,000 of Senior Notes for a waiver of defaults in payment of interest on the Senior Notes and dividends on the Class A and Class B Preferred Stock during 1996 as a result of the loan department losses. The waiver would not forgive any dividends or interest due in 1996 but would allow the Corporation to make the payment any time in 1997 without penalty. The Series 1994-1 Preferred Stock is not entitled to receive dividends, but a 4% dividend is required to be paid on the series 1994-1 Stock before any dividends may be paid on the Common Stock. In May 1997, the Corporation paid dividends and interest to Class A and B Preferred Shareholders and Senior Note holders. The Corporation is currently up to date on all dividend and interest payments.

PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings. The judgment for wrongful termination, entered against the Corporation in October 1994, in the amount of $320,000 was reversed in March 1997 by the Michigan Court of Appeals holding that there was no liability by the Corporation, the Bank's subsidiary, or any of the individual defendants. The plaintiff has sought leave of the Michigan Supreme Court to appeal the reversal by the Michigan Court of Appeals. The Corporation is awaiting final disposition.

ITEM 2.  Changes in Securities - none.

ITEM 3 Defaults upon senior securities. Reference is made to the above in the section on Capital and Resources.

ITEM 4 Submission of matters to vote of security holders. There were no matters submitted to a vote of the security holders during the quarter ended June 30, 1997.

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





                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                                   Registrant





        August 12, 1997         /s/ Don Davis
                                ---------------------------------
                                Don Davis
                                Chief Executive Officer





        August 12, 1997         /s/  Rose Ann Lacy
                                ---------------------------------
                                Rose Ann Lacy
                                Chief Financial Officer
                                Chief Accounting Officer

                                EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
    27                            FINANCIAL DATA SCHEDULE