Form 10QSB/A
period 1997-06-30
FIRST INDEPENDENCE CORP
filed 1997-08-15
CIK 745140

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549




                                 FORM 10-QSB/A



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

ITEM 4   Submission of matters to vote of security holders.
         a) The Corporation's annual meeting of stockholders was held on June 5, 1997.
         b) All nominees for director as listed in the Corporation's proxy statement dated April 24, 1997, were elected. The directors whose term of office continued after the meeting are also listed in the proxy statement.
         c) A brief description and the results of the matters voted upon at the meeting follow.

                1) Election of the following directors:

                                                                    Withheld
                       Nominees           For         Against       Authority
                    --------------      -------       -------       ---------
                    Don Davis           220,133          -           116,627
                    Charles Morton      219,927          -           116,833
                    Gerald Van Wyke     220,281          -           116,479
                    Alan Young          220,003          -           116,757
                    Dennis Silber       220,521          -           116,509
                    Jamal Shallall      220,083          -           116,677
                    Georgis Garmo       220,081          -           116,679

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





                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                                   Registrant





        August 15, 1997         /s/ Don Davis
                                ---------------------------------
                                Don Davis
                                Chief Executive Officer





        August 15, 1997         /s/  Rose Ann Lacy
                                ---------------------------------
                                Rose Ann Lacy
                                Chief Financial Officer
                                Chief Accounting Officer

                                EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION
-----------                             -----------
    27                            FINANCIAL DATA SCHEDULE