Form 10QSB
period 1997-09-30
FIRST INDEPENDENCE CORP
filed 1997-11-14
CIK 745140

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549



                                  FORM 10-QSB



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended September 30, 1997
[ ]     Transition report under Section 13 or 15(d) of the
        Exchange Act
        For the transition period ______________  to  ____________

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

Common Stock, $1 Par Value-336,760 shares as of November 12, 1997

                         FIRST INDEPENDENCE CORPORATION



                                     INDEX

                                                                      PAGE
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

Consolidated Balance Sheet September 30, 1997                           3

Consolidated Statement of Income
          Quarter ended and YTD ended September 30, 1997 and 1996       4

Consolidated Statement of Cash Flows
          YTD ended September 1997 and 1996                             5

Notes to Consolidated Financial Statements                          6 - 7

Item 2.   Management's Discussion and Analysis
          of Financial Condition and Results of Operations         8 - 12

Part II.  OTHER INFORMATION                                            13

Item 1.   Legal Proceedings                                            13

Item 2.   Changes in Securities                                        13

Item 3.   Defaults upon Senior Securities                              13

Item 4.   Submission of Matters to a Vote of Security Holders          13

Item 5.   Exhibits and Reports on Form 8-K                             13

Signatures                                                             14

PART I.

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)

                                                                September 30
ASSETS                                                              1997
                                                               ---------------
Cash and due from banks                                        $   3,113,106
Federal funds sold                                                11,854,000
                                                               -------------
  Total cash and cash equivalents                                 14,967,106

Securities available for sale                                     14,918,703
Securities held to maturity (fair value of $18,566,990)           18,530,874
                                                               -------------
  Total securities                                                33,449,577

Loans
   Commercial                                                     10,656,258
   Commercial real estate                                         11,205,227
   Real estate mortgages                                          12,925,928
   Consumer                                                        6,693,620
                                                               -------------
                                                                  41,481,033
   Allowance for loan losses                                        (953,780)
                                                               -------------
                                                                  40,527,253

Premises and equipment, net                                        3,368,814
Accrued interest receivable and other assets                       1,116,768
                                                               -------------

        Total  assets                                          $  93,429,518
                                                               =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits
      Noninterest-bearing                                       $ 36,713,213
      Interest-bearing                                            45,544,139
                                                                ------------
                                                                  82,257,352



Securities sold under retail repurchase agreements                 4,581,723
Accrued expenses and other liabilities                               956,444
Long-term debt                                                       900,000
                                                                ------------
   Total liabilities                                              88,695,519

Shareholders' equity
   Preferred stock                                                 2,749,508
   Common stock, $1 par value: 500,000 shares authorized;
     336,760 shares issued and outstanding                           336,760
   Capital surplus                                                 2,369,782
   Accumulated deficit                                              (749,327)
   Unrealized loss on securities available for sale                   36,033
   Unrealized holding loss on securities transferred                  (8,757)
                                                                ------------
      Total shareholders' equity                                   4,733,999
                                                                ------------
         Total liabilities and shareholders' equity             $ 93,429,518
                                                               =============


                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY

                        CONSOLIDATED STATEMENT OF INCOME

                Quarter and YTD ended September 30 1997 and 1996

                                  (UNAUDITED)


                                                                  Quarter Ended                          Nine Months Ended
                                                             -----------------------                 -----------------------
                                                          September 1997  September 1996          September 1997    September 1996
                                                          --------------  --------------          --------------    --------------
Interest income
   loans, including fees                                   $1,015,209        $1,146,988              $3,093,674        $3,395,163
   Taxable securities                                         485,061           473,684               1,372,736         1,399,914
  Federal funds sold                                          173,387           119,823                 548,779           379,126
                                                           ----------        ----------              ----------        ----------
    Total interest income                                   1,673,657         1,740,495               5,015,189         5,174,203

Interest expense
  Deposits                                                    465,793           425,954               1,390,095         1.276,015
  Other borrowed funds                                         71,292            76,847                 211,257           259,060
                                                           ----------        ----------              ----------        ----------
     Total interest expense                                   537,085           502,801               1,601,352         1,535,075
                                                           ----------        ----------              ----------        ----------
NET INTEREST INCOME                                         1,136,572         1,237,694               3,413,837         3,639,128
Provision for loan losses                                     125,000           255,000                (400,879)          662,750
                                                           ----------        ----------              ----------        ----------
NET INTEREST INCOME AFTER  PROVISION FOR LOAN LOSSES        1,011,572           982,694               3,814,716         2,976,378
Noninterest income
  Service charges on deposit accounts                         191,023           218,241                 628,551           625,731
  Securities gains, net                                             0            40,626                       0            40,742
  Net gains on sales of residential real estate loans          37,088           120,679                 158,809           426,014
  Other                                                        61,015            53,754                 119,118           172,127
                                                           ----------        ----------              ----------        ----------
     Total noninterest income                                 289,126           433,300                 906,478         1,264,614

Noninterest expenses
  Salaries and employee benefits                              694,341           692,793               2,010,393         2,064,591
  Occupancy                                                   119,335           130,196                 339,374           372,457
  Professional services                                        30,000            85,000                 173,000           219,000
  Insurance expense                                            25,729            30,237                  86,818            78,214
  Other noninterest expenses                                  472,558           480,650               1,556,131         1,346,291
                                                           ----------        ----------              ----------        ----------
     Total noninterest expenses                             1,341,963         1,418,876               4,165,716         4,080,553

INCOME (LOSS) BEFORE FEDERAL INCOME TAXES                     (41,265)           (2,882)                555,478           160,439
Federal income tax expense                                          0                 0                       0                 0
                                                           ----------        ----------              ----------        ----------

Net income (loss)                                             (41,265)           (2,882)                555,478           160,439

Preferred stock dividend requirements                           8,550             8,550                  25,650            25,650
                                                           ----------        ----------              ----------        ----------

Income (loss) attributable to common stock                 $  (49,815)       $  (11,432)             $  529,828        $  134,789
                                                           ==========        ==========              ==========        ==========

Income (loss) per common and common equivalent share       $    (0.15)       $    (0.03)             $     1.57        $     0.40
                                                           ==========        ==========              ==========        ==========

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             for the nine months ended September 30, 1997 and 1996




                                                                                      1997             1996
                                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $    555,478     $     160,439
Adjustments to reconcile net income to
   net cash provided by operating activities:
Depreciation and amortization                                                       355,018           368,100
Amortization of premiums and accretion of discounts                                  56,439            37,655
Provision for loan losses                                                          (400,879)          662,750
Net realized gains on securities available for sale                                       -           (40,742)
Origination of loans intended for sale                                           (1,491,300)      (10,690,125)
Proceeds from loans originated for sale                                           2,033,003        10,133,701
Net gains on sale of residential real estate loans                                 (158,809)         (426,014)
Net loss on sale/writedown of other assets                                           72,631                 -
Changes in:
    Accrued interest receivable and other assets                                    464,817          (124,464)
    Accrued expenses and other liabilities                                          (28,837)           85,230
                                                                               ------------     -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         1,457,561           166,530


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of investment securities available for sale                           -         3,692,616
Proceeds from maturities of investment securities available for sale              3,055,939         3,135,194
Proceeds from maturities of investment securities held to maturity                5,500,000         5,700,000
Purchases of investment securities available for sale                            (7,283,999)       (8,119,470)
Purchases of investment securities held to maturity                              (5,526,450)       (4,665,092)
Net change in loans                                                               4,725,541        (3,035,334)
Purchases of premises and equipment                                                (167,067)         (320,160)
                                                                               ------------     -------------

NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES                                    303,964        (3,612,246)

CASH FLOWS FROM FINANCING ACTIVITIES
Changes in:
   Deposits                                                                      (1,272,342)         (232,626)
   Securities sold under repurchase agreements                                      297,035           227,450
Payment of interest on Senior Notes                                                 (81,250)                -
Payment of dividends Class A and Class B Preferred Stock                            (59,850)                -
Proceeds from issuance of preferred stock                                                 -            47,700
                                                                               ------------     -------------

NET CASH PROVIDED/(USED) BY FINANCING ACTIVITIES                                 (1,116,407)           42,524
                                                                               ------------     -------------

Net increase (decrease) in cash and cash equivalents                                645,118        (3,403,192)

Cash and cash equivalents, beginning of year                                     14,321,988        17,059,650
                                                                               ------------     -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $ 14,967,106     $  13,656,458
                                                                               ============     =============

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997





1. The consolidated balance sheet as of September 30, 1997, the related consolidated statements of income for the quarter and nine months ended September 30, 1997 and 1996, and the statement of cash flows for the nine month period ended September 30, 1997 and 1996 are unaudited.

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

The following table details information concerning nonperforming loans as of September 30, 1997.



(in thousands)
Non-accrual Loans             1,322
Impaired loans                1,535
Loans past due 90
   days or more                 818
                             ------

Total                         3,675
                             ======

Interest that would have been accrued on the non-accrual loans at September 30, 1997, had they been on accrual status would have been approximately $39,000.

7. In 1991, a former senior officer of the Bank filed a complaint in the Circuit Court for the County of Wayne, Michigan, against the Bank, a non-operating subsidiary of the Bank, and the Corporation and certain directors and another former officer thereof alleging wrongful termination. In May 1993, a jury verdict was entered against the Corporation, a non-operating subsidiary of the Bank, certain directors and another former officer thereof, in the amount of $320,000 by a Wayne County Circuit Court. A judgment was entered on the verdict in October 1994. An accrual for the judgment was recorded in 1994 and is reflected in the consolidated financial statements. Attorney fees and other litigation costs have been expensed as they were incurred. The Corporation appealed the judgment to the Michigan Court of Appeals and on March 14, 1997, the judgment was reversed by the Court of Appeals holding that there was no liability by the Corporation, the Bank's subsidiary, or any of the individual defendants. The plaintiff has sought leave of the Michigan Supreme Court to appeal the reversal by the Michigan Court of Appeals. Counsel for the Corporation is of the opinion that the appeal is without merit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.
Summary of Operations

Net loss for the third quarter of 1997  was $41,265 or $.15 per share, compared
to a net loss of $2,882 or $.03 per share for the third quarter of 1996.   The
decrease in net income for the third quarter of 1997, as compared to 1996, resulted from a decrease in net interest income, a decrease on gains on sales of residential real estate loans which were offset by a decrease in the provision for loan losses, and decrease in noninterest expense.

For the first nine months of 1997, net income was $555,478, or $1.57 per share, an increase of $395,039 over the net income of $160,439 for the first nine months of 1996. The increase in net income resulted from the February 21, 1997, insurance settlement of $1,441,721 from its fidelity insurance underwriters in settlement of the Bank's claims related to the fictitious "loans" made in late 1995 and January 1996. The Bank recorded a recovery of $1,137,000 to the allowance for loan losses for amounts previously charged off related to the fictitious "loans." The balance of $308,000 was received by the Bank in exchange for $308,000 in performing loans written by a consumer loan officer with no lending authority. Subsequently, the allowance was reduced through a negative provision of $874,572, in the first quarter of 1997.

Net Interest Income

Net interest income in the third quarter of 1997 was $1,136,572, a decrease of $101,122 from third quarter 1996 net interest income of $1,237,694. The decrease was attributable to lower yielding earning assets and higher rates on deposits. As a result of lower yields on earning assets and higher rates on deposits, net interest margin decreased 50 basis points from 5.69 percent in the third quarter of 1996 to 5.19 percent in the third quarter of 1997.

Provision for Loan Losses

The provision for loan losses in the third quarter of 1997 amounted to $125,000, a decrease of $130,000 from the third quarter 1996 provision for loan losses of $255,000. A detailed analysis of the related allowance for possible loan losses, charge-offs, recoveries, and ratios is presented on page 11.

Noninterest Income

Noninterest income for the third quarter of 1997 amounted to $289,126, a decrease of $144,174, or 33 percent, from third quarter 1996 noninterest income of $433,300. The decrease was largely attributable to a decrease in gains on sales of residential real estate loans of approximately $84,000, due to lower residential mortgage originations.

Noninterest  Expenses

Noninterest expenses for the third quarter of 1997 amounted to $1,341,963, a decrease of $76,913, or 5 percent, from third quarter 1996 noninterest expense of $1,418,876. Professional services decreased $55,000 and occupancy expense decreased $11,000.

BALANCE SHEET ANALYSIS

LIQUIDITY

Deposits at September 30, 1997 totaled $82,257,352 while federal funds sold were $11,854,000 (14% of total deposits). Total securities available-for-sale at September 30, 1997 were $14,918,703 (18% of total deposits). In addition, approximately $5,381,000 (7% of total deposits) of the Bank's $33 million of securities will mature within one year. Thus, the bank has a liquidity position such that management believes it is capable of funding loan demand or deposit withdrawals.

INVESTMENTS

The Bank had $33,449,577 of investment securities at September 30, 1997,
compared to $29,175,658 of such securities at December 31, 1996.    The
following is a summary of the maturities and weighted average yields from the investment portfolio at September 30, 1997. Yields are not calculated on a tax equivalent basis.

                                        After One       After Five
                        Within          But Within      But Within          After
(in thousands)          One Year        Five Years      Ten Years        Ten Years     Total
Available-for-sale      --------        ----------      ----------       ---------     -----
Treasury and agency          -           $13,686              -          $   1,066     $14,752
State and Political          -                 -              -                  -           -
Other                        -                 -              -                167         167
                        ------           -------         ------          ---------     -------
Total                   $    -           $13,686              -          $   1,233     $14,919
                        ======           =======         ======          =========     =======

Weighted Ave Yield           -              6.02%             -               6.79%       6.08%

Held-to-maturity
Treasury and agency     $5,381           $13,150              -                  -     $18,531
State and Political          -                 -              -                  -           -
Other                        -                 -              -                  -           -
                        ------           -------         ------           --------     -------
Total                   $5,381           $13,150              -                  -     $18,531
                        ======           =======         ======           ========     =======

Weighted Ave Yield        5.48%             6.19%             -                  -        5.98%


LOANS

The following table sets forth the composition of the Bank's loan portfolio at September 30, 1997.


Commercial                       $ 10,656        25.69%
Commercial Real Estate             11,205        27.01
Residential Real Estate            12,926        31.16
Consumer                            6,694        16.14
                                 --------       ------
                                 $ 41,481       100.00%
                                 ========       ======

At September 30, 1997, the Bank had $3,675,000 of loans that were nonperforming. Nonperforming loans include non-accrual loans, loans with principal or interest past due 90 days or more, and loans that have matured and are being extended or rewritten after their stated maturity date.

Non-accrual loans are those nonperforming and/or impaired loans on which the Bank does not accrue interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. Nonperforming loans and non-accrual loans are all considered "impaired loans" under SFAS 114, "Accounting by Creditors for Impairment of a Loan", and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." At September 30, 1997, total nonperforming and impaired loans amounted to 8.86% of the aggregate loans at September 30, 1997, compared to 7.12% at the end of 1997.

The table included on page 7 details information concerning nonperforming loans, as of September 30, 1997. The amount of interest income that would have been accrued on the loans on non-accrual status at September 30, 1997, had those loans remained current, was approximately $39,000.

At September 30, 1997, there were no significant loans other than those included in the table on page 7, for which information was known that caused management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

The allowance for loan losses totaled $953,780 at September 30, 1997, compared to the 1996 year end balance of $765,561. The allowance for loan losses represented 2.30% of loans compared with 1.66% at December 31, 1996. The allowance for loan losses was 26% of the nonperforming loans at September 30, 1997. At December 31, 1996, the allowance was 23% of such loans. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of the borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.

The loan review system and charge-off policy assist management in identifying problem loans and credit deterioration earlier than in the past, and continuing implementation of the loan review system will improve this process further. Loans charged off in the third quarter of 1997 aggregated $73,146. The charge offs were part of the Bank's continuing effort to address problem loans in the loan portfolio and improve the quality of the loan assets. Collection efforts in the third quarter of 1997 resulted in recoveries of $9,604 on loans previously charged off.

The table below presents management's allocation of the allowance for loan losses at September 30, 1997.



(in thousands)                                       Allowance        Percent*
                                                     ---------        --------
Commercial                                             808              53%
Real estate mortgage                                    33              31
Consumer                                               110              16
Unallocated                                              2               -
                                                      ----             ---
                                                       953             100%
                                                      ====             ===

*Represents percent of loans in each category as a percent of total loans

The following table summarizes activity in the allowance for loan losses during the third quarter of 1997.

                                                                  Quarter Ended
                                                                 September 1997
                                                                ----------------
Average loans outstanding
 during the period                                                $41,799,749
                                                                  ===========
   Allowance for loan losses:
    Beginning balance                                                 892,322
    Provision for credit losses                                       125,000
    Charge-Offs                                                       (73,146)
    Recoveries                                                          9,604
                                                                  -----------
    Balance at End-of-Period                                          953,780
                                                                  ===========

Charge-Offs by Category
    Commercial                                                         (5,627)
    Consumer                                                          (45,572)
    Real-Estate Mortgages                                             (21,947)
                                                                  -----------
Total charge-offs                                                     (73,146)
                                                                  ===========
Recoveries by Category
    Commercial                                                         (2,391)
    Consumer                                                            8,941
    Real-Estate Mortgages                                               3,054
                                                                  -----------
Total recoveries                                                        9,604
                                                                  ===========

Net Loans Charged Off                                                 (63,542)
                                                                  ===========

Provision for loan losses as a percent of
    average loans                                                        0.30%

Net loans charged off as a percent of
    average loans                                                        0.15%

Total loans charged off as a percent of
    average loans                                                        0.17%

DEPOSITS

The following is a summary of the average balances and average rates paid on deposits for the period ending September 30, 1997.


                                                              Average      Average
                                                              Balance       Rate
                                                              -------      -------
(in thousands)
Non-interest bearing demand deposits                           $29,228
U.S. Treasury, tax, and loan deposits *                            148
Interest bearing demand deposits                                 6,249      2.23%
Savings deposits                                                14,856      2.35%
Time deposits
        $100,000 or more **                                     18,115      3.49%
        Other time deposits                                     14,916      4.92%
                                                               -------

Total                                                          $83,512
                                                               =======


*  Represents non-retail deposits held overnight and remitted to the federal
   government the following business   day.

** Includes approximately $6,000,000 of a non-interest bearing time deposit from the U.S. Treasury.


CAPITAL RESOURCES

At September 30, 1997, the ratio of equity capital to average assets of the Bank was 6.44% and in compliance with the Comptroller of Currency requirement of 5.50%. The risk-based Tier 1 capital ratio at September 30, 1997 was 12.29% and the Bank's total capital ratio at September 30, 1997, was 14.05%.

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

ITEM 2.     Changes in Securities - none.

ITEM 3      Defaults upon senior securities - none.

ITEM 4      Submission of matters to vote of security holders - none.

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



                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                                   Registrant





        November 14, 1997        /s/ Don Davis
                                 ------------------------------
                                 Don Davis
                                 Chief Executive Officer



        November 14, 1997        /s/  Rose Ann Lacy
                                 ------------------------------
                                 Rose Ann Lacy
                                 Chief Financial Officer
                                 Chief Accounting Officer

                                 Exhibit Index


Exhibit No.                  Description
-----------                  -----------

   27                        Financial Data Schedule