Form 10KSB40
period 1997-12-31
FIRST INDEPENDENCE CORP
filed 1998-03-31
CIK 745140

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(MARK ONE)

[x] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from             to
                               -----------    ------------

Commission file number:  0-15777

                         FIRST INDEPENDENCE CORPORATION
                         ------------------------------
                     (Name of Small Business Issuer charter)

           Michigan                                         38-2583843
           --------                                         ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                        Identification No.)

                   44 Michigan Avenue, Detroit, Michigan 48226
                   -------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

    Total revenues for the year ended December 31, 1997 were $8,338,606.

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

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

    Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of March 28, 1998.

    Common stock par value $1.00 per share, 336,760 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

    If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders;
(2) any proxy or information statement and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security-holders for fiscal year ended December 31, 1997):

    Portions of the definitive proxy statement for the registrant's annual shareholders meeting to be held in May 1998, are incorporated by reference in
Part III.

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

The Bank was organized in 1969 under the laws of the United States as a minority-owned, community-oriented national bank. The Bank's principal office is in the central business district of Detroit at 44 Michigan Avenue, Detroit, Michigan 48226. It also operates branches in Detroit at 12200 Livernois Avenue, and at 7020 West Seven Mile Road at Livernois Avenue.

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

SUPERVISION AND REGULATION

Various federal laws and regulations affect the businesses of the Corporation and the Bank. These laws and regulations are administered with respect to the Corporation and the Bank by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Office of the Comptroller of the Currency (the "Comptroller"), respectively. In 1991, in the exercise of their supervisory and regulatory authority over the Corporation and the Bank, the Federal Reserve Board and the Comptroller required the Corporation's and the Bank's Board of Directors to adopt a resolution and enter into a formal agreement requiring the Board to manage and improve certain operations, comply with certain laws and regulations, to conserve and increase capital of the Corporation and the Bank, and to manage and improve loan quality. These matters are further described below and under "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Dividends" on page
26. On January 16, 1998, the Comptroller of the Currency terminated the formal agreement with the Bank.

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

Under the FDIC Improvement Act regulations, five capital categories are established to define the relevant capital levels. The following table summarizes the risk-based capital levels for each category and the Bank's capital ratios in each category shown:


                                   TOTAL             TIER 1            TIER 1          UNDER A
                                RISK-BASED         RISK-BASED        LEVERAGE      CAPITAL ORDER OR
     CAPITAL CATEGORY            RATIO (B)          RATIO (B)          RATIO         DIRECTIVE (A)
     ----------------           ----------         ----------        --------      ----------------
Well Capitalized                 >= 10.0%           >= 6.0%          >= 5.0%              NO
Adequately Capitalized            >= 8.0%           >= 4.0%          >= 4.0%
Undercapitalized                   < 8.0%            < 4.0%           < 4.0%
Significantly                      < 6.0%            < 3.0%           < 3.0%
Under-Capitalized
Critically Undercapitalized:
  tangible equity                <=  2.0%.
Bank's ratio at December           13.20%            11.95%            6.08%
31, 1997

(A): Regardless of a bank's capital level, no bank is considered "well capitalized" if it is subject to a cease and desist order, formal agreement, capital directive or any other directives that require the bank to achieve or maintain a higher level of capital.

(B): The Risk Based Capital Ratios exclude the effect on the Bank's capital of unrecognized gains and losses on securities held for sale pursuant to Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

The table shows that the Bank's risk-based capital ratios fall within the range of well-capitalized banks, but, due to the Bank being subject to the 1991 Comptroller Agreement, the Bank is considered "adequately capitalized."

The 1991 Comptroller Agreement between the Bank and the Comptroller (the "Comptroller Agreement") provides, among other things, that the Bank must: (1) appoint a compliance committee of the Board; (2) correct violations of law and administrative regulations and adopt procedures to prevent future violations;
(3) achieve and maintain a level of equity capital at least equal to 5.50 percent of adjusted total assets (this was achieved in October, 1994, and the Bank ended 1997 with an equity capital ratio of 6.08%; (4) not declare or pay dividends without the prior written approval of the Comptroller; (5) maintain a level of liquidity which is sufficient to sustain the Bank's current operations and withstand any anticipated or extraordinary demands against its funding base;
(6) maintain an adequate allowance for loan and lease losses; (7) develop a three year capital program to maintain adequate and at least minimum required regulatory capital levels; (8) develop and implement a plan to improve and sustain the earnings of the Bank; (9) revise the Bank's loan policy and include an insider loan policy;
(10) establish a loan review system to review the Bank's loans periodically to identify and categorize problem credits; (11) develop a program to reduce criticized assets; and (12) obtain current and satisfactory credit information from borrowers and cure any collateral deficiencies as may be identified from time to time. The Corporation's Resolution adopted at the request of the Chicago Federal Reserve Bank (the "Federal Reserve Resolution") provides that the Corporation will not declare or pay any dividends or incur any additional debt without the prior written consent of the Federal Reserve Bank of Chicago. It also provides for submission to that Bank of written plans for increasing the Corporation's capital and for servicing the Corporation's debt.

The Comptroller, after examining the Bank, determined that the Bank was in substantial compliance with the Formal Agreement. Therefore, on January 16, 1998, the Comptroller of the Currency terminated the Comptroller Agreement with First Independence National Bank of Detroit.

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

The Bank's main office and two branches are all located in the City of Detroit. The Bank closed its Millender branch in November 1997. Although the Detroit area economy is affected by the cycle of the automobile industry, it has become more diverse in the past decade. Nevertheless, when that industry is strong, employment and wages are high and stable. When the automobile industry is performing weakly, employment is lower and many businesses which serve the automobile companies tend to slow down. This could impact business and retail customers' ability to repay their loans if their business declines or if they lose their jobs. Management believes that, in this way, the business of the Bank is indirectly affected by the automobile industry. Deposits and business activity of governmental units are affected by tax revenues which vary with the overall levels of activity in the automobile industry. However, the volume of business which is done with the Bank by governmental units, large companies and community service agencies is small in relation to their total banking business. Thus, factors affecting the general level of economic activity are more likely to affect the Bank indirectly. In 1994 Detroit's Enterprise Zone was selected as one of four such zones in the United States for $100 million of Federal funding over a ten-year period. This has spawned commitments of approximately $2 billion of financing and investment in the City of Detroit over the same ten year period and the Bank expects to participate and benefit from those financing opportunities and the new development which could occur in the city over that period.

The Bank's mortgage division was moved to the main office in February 1998. This office is staffed by mortgage brokers paid on commission. They attract residential mortgage business primarily from Oakland County and Wayne County. The mortgage brokerage business is intensely competitive on the basis of interest rates and personal relationships from which leads are developed.

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

EMPLOYEES

At December 31, 1997, the Bank employed 58 full-time equivalent employees, two of which are commissioned employees in the mortgage brokerage operation and are compensated based solely on their performance. None of the employees are unionized. The Corporation has no employees of its own and no payroll since it engages in no active business. While relationships between management and other employees are considered good, management is continuing to build stronger relationships, loyalty and more efficient work habits. Techniques used include regular meetings with employees, training opportunities, and use of consultants from time to time for enhancing communication within the Bank.

OTHER TRENDS, EVENTS, UNCERTAINTIES

On February 21, 1997 the Bank received approximately $1,445,000 from its fidelity insurance underwriters in settlement of the Bank's claims related to the fictitious "loans" made by a consumer loan officer with no lending authority. As a result, the Bank has recorded a recovery of $1,137,000 for the amounts previously charged off. The remaining balance of the insurance proceeds were used to pay down the value of the fictitious "loans" that were not charged off (see Note 2 of the financial statements). Also, the judgement for wrongful termination, entered against the Corporation in October 1994, in the amount of $320,000, has been reversed by the Michigan Court of Appeals holding that there was no liability by the Corporation or by the Bank's subsidiary. The plaintiff sought leave of the Michigan Supreme Court to appeal the reversal by the Michigan Court of Appeals. On March 17, 1998, the Michigan Supreme Court denied the appeal holding that the questions presented should not be reviewed by the Court (see Note 13 of the financial statements). Management is not aware of any other significant trends, events or uncertainties, or recommendations by regulatory authorities, that will have or are reasonably likely in management's opinion, to have a material effect on the Company's liquidity, capital resources or operations.

CONSOLIDATED STATISTICAL INFORMATION

Selected statistical information is presented in Item 6 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the consolidated financial statements and notes to financial statements which are filed as part of this report.

ITEM 2. DESCRIPTION OF PROPERTIES

The 28,500 square foot headquarters of the Corporation and the Bank, located at 44 Michigan Avenue, Detroit, Michigan, was purchased by the Bank in March 1987. The Bank also owns the land and a 4,000 square foot branch at 12200 Livernois in Detroit. The Bank leases the premises at 7020 West Seven Mile Road. These properties are considered by management to be well maintained and adequate for the purpose intended. The Bank modified its main office in 1995 in order to move all of its operations and accounting into the main office from separate leased space two blocks away. The lease on that space (on Shelby Street in Detroit) terminated in August 1997.

The Bank has a mortgage production office located at 15565 Northland Drive, Suite 703 West, Southfield, Michigan 48075 in 2,100 square foot leased premises. This site houses a staff of 5 persons who originate and process mortgages in southern Oakland County. In February 1998, the mortgage division moved out of the Southfield office and into the main branch on 44 Michigan Avenue.

ITEM 3. LEGAL PROCEEDINGS

In 1991, a former senior officer of the Bank filed a complaint in the Circuit Court for the County of Wayne, Michigan, against the Bank, a non-operating subsidiary of the Bank, and the Corporation and certain directors and another former officer thereof alleging wrongful termination. In May 1993, a jury verdict was entered against the Corporation and a non-operating subsidiary of the Bank, certain directors and another former officer thereof in the amount of $320,000 by a Wayne County Circuit Court. A judgment was entered on the verdict in October 1994. The Corporation appealed the judgment to the Michigan Court of Appeals and on March 14, 1997, the judgment was reversed by the Court of Appeals holding that there was no liability by the Corporation or by the Bank's subsidiary. The plaintiff sought leave of the Michigan Supreme Court to appeal the reversal by the Michigan Court of Appeals. On March 17, 1998, the Michigan Supreme Court denied the appeal holding that the questions presented should not be reviewed by the Court.

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

None

                                     Part II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 1997, there were 336,760 shares of the Corporation's common stock issued and outstanding. The stock was held by approximately 2,100 shareholders and has previously traded in the Detroit metropolitan area over the counter on an infrequent basis. During 1996-1997, to the knowledge of the Corporation's management, an established trading market did not, and does not, exist for these shares. For purposes of estimating value of the Registrant's common stock, the value determined by an independent appraisal as of December 31, 1997 for the Corporation's Employee Stock Ownership Plan has been used.

Federal law (12 U.S.C. Section 60) limits payment of dividends to the net profits of a bank remaining after ten (10%) percent of the net profits of each half year of operations are transferred to capital surplus, and the dividend paid in any calendar year may not, without the prior approval of the Comptroller, exceed the net profits of the current year plus the net profits of the two preceding years (less the required transfers to surplus). 12 U.S.C.
Section 56 provides that dividends may not be paid if undivided profits have been depleted by losses or otherwise. In other words, dividends may be paid only from net earnings and not from the Bank's capital. Due to the Formal Agreement the Bank could not pay any dividends without prior approval of the Comptroller of the Currency (before the agreement was terminated on January 16, 1998) and the Federal Reserve Bank of Chicago.

The Bank requested and received the approval of the Comptroller of the Currency and the FDIC to pay dividends to the Corporation in an amount sufficient for the Corporation to pay the 1996 and 1997 dividends on Class A and B Preferred Stock, interest on the Senior Notes, and dividends on the Class C Preferred Stock, Series MI-1 and Series 1994-1. The Bank is current on all long-term debt interest obligations and Class A and Class B Preferred stock dividends. An accrual in the amount of $87,296 for the 1997 Class C Series MI-1 and Class C Series 1994-1 Preferred Stock dividend has been established. The Class C Preferred Stock dividends have been paid in 1998. Cash dividends on common stock were not declared or paid in 1989 through 1997 (See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview and - Capital Resources and Dividends."). No cash dividends may be paid on the Common Stock until dividends are paid or provided for on the Class A and Class B Preferred Stock and the Class C Preferred Stock, Series 1994-1 and Series MI-1. (See "Capital Resources and Dividends," p. 25).

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following selected financial data are derived from the consolidated financial statements of the Corporation. The data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

Condensed Consolidated Statement of Operations For the years ended December 31 (in thousands)


                                                          1997              1996
                                                        -------           ------
Interest income                                         $ 6,784           $7,025

Interest expense                                          2,182            2,072
                                                        -------           ------

Net interest income                                       4,602            4,953

Provision for loan losses                                  (291)           1,003

Non interest income                                       1,555            1,648

Non interest expense                                      5,584            5,506
                                                        -------           ------

Income before federal income                            $   864           $   92
tax

Federal income tax expense                                    0                0
                                                        -------           ------

Net Income                                              $   864           $   92

Preferred stock dividends                                   121               34
                                                        -------           ------

Income attributable to common                           $   743           $   58
                                                        =======           ======
stock

Basic and diluted earnings per share                    $  2.20           $ 0.17
                                                        =======           ======

RESULTS OF OPERATIONS

OVERVIEW

Net income for 1997 was $864,000 compared to $92,000 in 1996. The increase in net income can be primarily attributable to the following. The Bank received $1,445,000 from its fidelity insurance underwriters in settlement of the Bank's claims related to the fictitious "loans" made by a consumer loan officer with no lending authority. The Bank recorded a recovery of $1,137,000 for loan amounts previously charged off. The remaining balance of the insurance proceeds were used to pay down the value of the fictitious "loans" that were not charged off. As a result of the recovery, the Bank was able to reduce the allowance for loan losses through a negative provision of $290,879 for 1997, compared to a provision of $1,002,750 in 1996. Another reason was the Michigan Supreme Court's decision not to hear the appeal of a former officer of the Bank who had sued the Corporation for wrongful termination (see Note 13 in the financial statements). In 1991, a former senior officer of the Bank filed a complaint in the Circuit Court for the County of Wayne, Michigan, against the Bank, a non-operating subsidiary of the Bank, and the Corporation and certain directors and another former officer thereof alleging wrongful termination. In May 1993, a jury verdict was entered against the Corporation and a non-operating subsidiary of the Bank, certain directors and another former officer thereof in the amount of $320,000 by a Wayne County Circuit Court. A judgment was entered on the verdict in October 1994. An accrual for the judgment was recorded in 1994. The Corporation appealed the judgment to the Michigan Court of Appeals and on March 14, 1997, the judgment was reversed by the Court of Appeals holding that there was no liability by the Corporation or by the Bank's subsidiary. The plaintiff sought leave of the Michigan Supreme Court to appeal the reversal by the Michigan Court of Appeals. On March 17, 1998, the Michigan Supreme Court denied the appeal holding that the questions presented should not be reviewed by the Court. As a result, the Corporation reversed the accrual and recorded other income of $320,000 in 1997. The Bank's loan portfolio decreased approximately $5.4 million dollars in 1997 due primarily to paydowns in the consumer and residential real estate loan portfolio. The decrease in loan portfolio caused interest income to decrease $241,000 in 1997, from 1996. Noninterest income decreased $93,000 in 1997, primarily because of a decrease in gains on sales of residential real estate loans caused by a decline in mortgage originations by the Bank's mortgage division.

The settlement with the Bank's fidelity insurance underwriters marks the end of the unauthorized loan activity that began in the last half of 1995 through the first quarter of 1996. Management can now concentrate on building consistent earnings and providing good returns to the shareholders. Management is committed to increasing the loan portfolio with quality, high yielding assets which will in turn strengthen the balance sheet. Management is continually looking at various methods of increasing noninterest income while reducing noninterest expense.

NET INTEREST INCOME

Net interest income is the amount of income generated by interest earning assets reduced by the total interest expense.

The following table demonstrates the effect of changes in the average volume and rate, of rate sensitive assets and liabilities, for the periods indicated.


                                          RATE/VOLUME ANALYSIS

                             1997 COMPARED TO 1996                1996 COMPARED TO 1995
                             ---------------------                ---------------------
                            INCREASE/(DECREASE) DUE              INCREASE/(DECREASE) DUE
                            -----------------------              -----------------------
                                     TO                                   TO
                                     --                                   --
(IN THOUSANDS)                     CHANGE IN:                         CHANGE IN:
                                   ----------                         ----------
                        VOLUME      RATE          TOTAL     VOLUME     RATE      TOTAL
                       --------    ------        -------    ------     -----     -----
Interest income
Loans                  $   (387)   $ (167)       $  (554)   $  559     $  20     $ 579
Taxable investment
 securities                 145        (6)           139         8        42        50
Nontaxable investment
 securities                   -         -              -        (9)        -        (9)
Federal funds sold          162        11            173        38       (60)      (22)
                       --------    ------        -------    ------     -----     -----
Total Interest Income       (80)     (162)          (242)      596         2       598
                       --------    ------        -------    ------     -----     -----
Interest expense
Deposits:
 Money market accounts       (7)        1             (6)        6        (4)        2
 Savings                     (9)       53             44       (12)      (37)      (49)
 NOW accounts                 -         3              3        29         5        34
 Certificate of
  deposit
  100,000 or more           (43)       87             44        93        89       182
  Time deposits              (6)       14              8        38        39        77
Short-term borrowing         16         -             16       (18)       (9)      (27)
Long-term borrowing           -         -              -         -        27        27
                       --------    ------        -------    ------     -----     -----
Total interest expense      (49)      158            109       136       110       246
                       --------    ------        -------    ------     -----     -----
Net interest income         (31)     (320)          (351)      460      (108)      352
                       ========    ======        =======    ======     =====     =====

Net interest income decreased 7.09% or $351,000, to $4,602,000 in 1997 from $4,953,000 in 1996, despite average earning assets increasing $1,695,000 in 1997. The decrease in net interest income was primarily the result of a decrease in average loans. Net average loans in 1997, decreased $3,773,000 to $41,521,000 compared to $45,294,000 in 1996. The Bank experienced significant payoffs in consumer installment and residential real estate loans. The shift in earning assets from higher yielding loans to lower yielding federal funds and investment securities resulted in the average rate on earning assets to drop from 8.13% in 1996, to 7.70% in 1997. Interest expense increased $109,000 despite average interest-bearing liabilities dropping $1,986,000. The increase in interest expense was due to the average rate paid for interest-bearing liabilities increasing from 3.32% in 1996, to 3.61% in 1997. As a result of the decrease in higher yielding earning assets and an increase in rates on interest-bearing liabilities, net interest margin decreased 50 basis points from 5.73% in 1996, to 5.23% in 1997. Non-accruing loans are included in loan totals when calculating interest rates earned on loans in the average balance sheet shown on the next page.

The following table sets forth, for the periods indicated, the Corporation's average balances of assets and liabilities and interest earned or paid thereon, expressed both in dollars and rates.


  YEARS ENDING DECEMBER 31                    1997                                  1996
       (IN THOUSANDS)
                                            INTEREST       RATE                   INTEREST       RATE
                                  AVERAGE   INCOME/       EARNED/    AVERAGE      INCOME        EARNED/
                                  BALANCE   EXPENSE        PAID      BALANCE      EXPENSE        PAID
                                  -------   -------       -------    -------      --------      -------
Assets
Investment securities:
  U.S. Treasury & government
  agencies                     $   33,234  $   1,961       5.90      $30,777     $  1,822       5.92
  Other                               167         10       5.99          167           10       5.99
                               ----------  ---------                 -------     --------
Total investment securities        33,401      1,971       5.90       30,944        1,832       5.92


Federal funds sold                 13,170        719       5.47       10,159          546       5.37
Loans (net)                        41,521      4,093       9.86       45,294        4,647      10.26
                               ----------  ---------      -----      -------     --------     ------
Total earning assets               88,092                             86,397
Total interest income                      $   6,783                             $  7,025
                                           ---------                             --------
                                                           7.70                                 8.13
                                                          -----                               ------
Other assets                        8,691                              8,211
                               ----------                            -------
Total assets                   $   96,783                            $94,608
                               ==========                            =======


Liabilities and
  shareholders' equity
Deposits:
  Money market accountts       $      695  $      17       2.45      $ 1,016     $     23       2.26
  Savings                          14,599        344       2.36       15,035          300       2.00
  NOW accounts                      5,357        116       2.17        5,371          113       2.10
 Certificates of deposit
  $100,00 or more                  17,833        623       3.49       19,263          579       3.01
  Time deposits                    14,871        733       4.93       14,992          725       4.84
Short-term borrowings               6,178        294       4.76        5,842          278       4.76
Notes payable                         900         54       6.00          900           54       6.00
                               ----------  ---------      -----      -------     --------     ------

Total Interest-bearing
  liabilities                      60,433                             62,419

Total interest expense                     $   2,181                             $  2,072
                                           ---------                             --------

                                                           3.61                                 3.32
                                                          -----                               ------
Other liabilities                  30,432                             27,996
Shareholders' equity                5,918                              4,193

                               ----------                            -------
Total liabilities and
  shareholder equity           $   96,783                            $94,608
                               ==========                            =======

Net interest income                        $   4,602                             $  4,953
                                           =========                             ========
Interest spread (avg. rate
  earned minus avg. rate paid)                             4.09%                                4.81%
                                                          =====                               ======
Net interest margin (net interest
  income/total earning assets)                             5.23%                                5.73%
                                                          =====                               ======
Asset utilization (earning
  assets/total assets minus
  assets held under agency
  agreement)                                              91.02%                               91.32%
                                                          =====                               ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES

Banking practice as well as the Comptroller Agreement (which was terminated January 16, 1998) require the Bank to maintain an adequate allowance for loan losses on an ongoing basis. Management is required to review the Bank's allowance for loan losses quarterly to determine its adequacy in relation to the risks in the loan portfolio. The allowance for loan losses is maintained at a level which, in management's judgment, is adequate to absorb losses from specific assets identidied as having greater than normal risk of loss as well as losses from the remainder of the portfolio. The determination of the adequacy of the allowance is based on various factors including an evaluation of loan loss experience, current economic conditions, the composition of the loan portfolio and factors regarding specific loans such as cash flows, collateral values and payment history.

The Bank's loan review system is an integral part of determining an adequate allowance. The loan review process involves periodic review of loan files and customer financial information in relation to local economic and business trends in order to identify actual and potential loan problems. Potential problems can then be identified at an early stage where active intervention by management staff may improve credit quality and forestall further deterioration, resulting in a higher quality portfolio. Management takes the loan review results into consideration along with previously identified problem loans in evaluating the allowance for loan losses.

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

The allowance for loan losses totaled $936,090 at December 31, 1997 compared to the 1996 year end balance of $765,561. The allowance for loan losses represented 2.30% of loans at December 31, 1997 compared with 1.66% at December 31, 1996. The increase in the ratio is attributable to two factors. An increase in impaired loans of $453,000 in 1997, from 1996, for which an allowance was established, and the decrease in the overall loan portfolio. The provision for loan losses in 1997, was a credit $290,879 compared to $1,002,750 charged to expense in 1996. The negative provision in 1997 was due to the insurance recovery discussed above.

The loan review system and charge-off policy assist management in identifying problem loans and credit deterioration earlier than in the past and continuing implementation of the loan review system will improve this process further. Effective collection efforts, when implemented early, generally result in lower losses. Loans charged off in 1997, aggregated $771,444 compared with $1,562,813 in 1996. Of the $1,562,813 charged off in 1996, $998,114 was attributed to unauthorized loans. The 1997 charged-offs were a result of continuing efforts to address problem loans in the loan portfolio. Recoveries in 1997 were $1,232,852, of this amount, $1,139,797 was attributable to the insurance recovery discussed above. Recoveries in 1996 were $161,790.

The table listed below presents management's allocation of the allowance for loan losses for the years indicated.


    (DOLLARS IN THOUSANDS)

                                1997                       1996
                             ----------                  ---------
                              ALLOWANCE       (A)        ALLOWANCE          (A)
                             ----------    ---------     ---------       --------
Commercial                   $      776           53%    $     487             48%
Real estate mortgage                 19           33            36             33
Consumer                             90           14           216             19
Unallocated                          51            -            27              -
                             ----------    ---------     ---------       --------
                             $      936          100%    $     766            100%
                             ==========    =========     =========       ========

(A) Percent of loans in each category to total loans.

The following table summarizes, for the periods indicated, average loans outstanding, loans charged off, recoveries and provision charged to operations. The allocation of the allowance for loan losses at year end reflect management's assessment and allocation of risk at year end after those charge offs had occurred. After making those charge offs, management believes the allowance at December 31, 1997 properly reflects the risks identified among the parts of the portfolio.


                                              YEAR ENDED        YEAR ENDED
                                                 1997              1996
                                            ------------      ------------
Average loans outstanding                   $ 42,436,000      $ 46,392,000
                                            ============      ============
Allowance for loan losses
Beginning balance                                765,561         1,163,834
Provision for loan losses                       (290,879)        1,002,750
Charge-offs                                     (771,444)       (1,562,813)
Recoveries                                     1,232,852           161,790
                                            ------------      ------------
Ending balance                                   936,090           765,561
                                            ============      ============
Charge offs by category:
  Commercial                                    (338,498)         (193,624)
  Consumer                                      (339,657)       (1,140,609)
  Real estate mortgages                          (93,289)         (228,580)
                                            ------------      ------------
Total loans charged off                         (771,444)       (1,562,813)
                                            ============      ============
Recoveries by category:
  Commercial                                      27,924            93,532
  Consumer                                     1,190,043            53,472
  Real estate mortgages                           14,885            14,786
                                            ------------      ------------
Total recoveries                               1,232,852           161,790
                                            ============      ============
Net loans charged off                            461,408        (1,401,023)
                                            ============      ============
Provision for loan losses/ average loans           (0.69)%            2.16%
Net loans charged off/average loans                (1.09)%            3.02%
Total loans charged off/ average loans              1.82%             3.37%

NONINTEREST INCOME

Noninterest income decreased $93,000 or 25.1% to $1,555,000 in 1997, from $1,648,000 in 1996. The decrease was primarily the result of a decline in revenues generated from the Bank's mortgage brokerage operation of $353,000, and a decrease in service charges on deposit accounts of $54,000. The decrease in mortgage brokerage revenues was due to a decline in mortgage originations in 1997. The decrease in mortgage brokerage revenues was offset by the reversal of the accrual on the Corporation's books of $320,000 for the wrongful termination lawsuit (see Note 13 of the financial statements).

NONINTEREST EXPENSES

Noninterest expense increased $78,000 or 1.4% to $5,584,000 in 1997, from $5,506,000 in 1996. The increase was primarily the result of increases in other noninterest expense of $262,000. Increases in other noninterest expense include $88,000 writedown of other assets, other real estate expenses $27,000, Comptroller and FDIC assessment expense $60,000, advertising and marketing expense $30,000, and employment recruitment costs of $58,000. Increases in other noninterest expenses were offset by decreases in salary and wages expense of $110,000 and professional services of $84,000.

FEDERAL INCOME TAX

Income taxes are based on amounts reported in the statement of operations (after exclusion of non-taxable income, principally interest on state and municipal securities) and include deferred income taxes on temporary differences in assets and liabilities for tax and financial statement purposes.

No federal income taxes were paid or accrued in 1997 or 1996. At December 31, 1997, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $1,998,000 which, if not used, will expire beginning in 2005 (see Note 10 of the financial statements).

BALANCE SHEET ANALYSIS

ASSET AND LIABILITY MANAGEMENT

A primary concern of management is to ensure that the assets and liabilities are managed to optimize profitability while maintaining an asset/liability mix which is prudent with respect to liquidity and interest rate risk. Accordingly, maturity and reinvestment flows of assets and liabilities are continuously managed and monitored. Additionally, management identifies and reacts to changes in regulatory and market conditions in making asset and liability decisions.

LIQUIDITY

Liquidity represents the ability to meet cash requirements principally for either increased credit-demand or withdrawal of deposits. Liquidity is supplied from both assets and liabilities. Management continuously monitors the Bank's cash position to ensure that customer requirements can be met without loss exposure to the Bank or Corporation. The Bank maintains a level of liquidity sufficient to sustain the Bank's current operations and to withstand any unanticipated or extraordinary demands on the Bank's funding base. It also has pledged sufficient investment securities to secure public funds. The Bank monitors liquidity regularly and, in the opinion of management, has sufficient liquidity to sustain its operations and to withstand any unanticipated or extraordinary demands.

Management believes the Bank is very liquid. Maintaining high liquidity assures the Bank that it can fund withdrawals of those deposits as required by customers. In addition, the Bank maintains its liquidity to fund various fluctuations between customer withdrawals and deposits. Liquidity also is managed so the Bank will have cash resources available for making loans as and when required. Although the Bank's cash flows may fluctuate widely during the year, it manages these carefully with its liquid balance sheet and prudent asset/liability management. Thus, sales and purchases of securities are virtually balanced with re-investment promptly following sales unless there is a specific need for the funds, such as for loans.

DEPOSITS

The relative size of retail deposits is an important factor in determining liquidity requirements, since stable deposits do not require significant liquidity levels to meet the net withdrawal demands of customers on a short-and intermediate-term basis. Management continually seeks to increase and retain retail deposits. The Bank has substantial deposits from local governments and governmental agencies. It has approximately $6.1 million of non-interest bearing certificates of deposit which were received in December 1994, from the United States Treasury which will decline by approximately 33% each year for the next three years. This deposit is part of a Treasury program which replaced its treasury tax and loan deposit program for minority banks. The Treasury deposits are fully collateralized by government securities.

Frequently, at the end of a year or other accounting periods, the Bank receives large deposits from large corporations or governmental agencies for very short terms. Sometimes, these are tax deposits, other times they are tax revenues collected and not ready to be used. Such deposits may be held in NOW accounts, certificates of deposit or may be made in the form of repurchase agreements on government securities. Because the Bank receives a significant amount of these deposits, it maintains a high degree of liquidity so that their withdrawal can be funded easily. These deposits are not all predictable or regular, but some of them do follow patterns such as payroll cycles or tax revenue receipts. The year end balances of these deposits shown in the balance sheet in the Financial Statements may be significantly different from the average amount shown in the following average balance sheet.

The average amounts of deposits and the average rates paid on deposits for the years indicated are summarized in the following table:

                               1997                 1996
                               ----                 ----
    (IN THOUSANDS)      AVERAGE   AVERAGE    AVERAGE    AVERAGE
                        BALANCE    RATE      BALANCE     RATE
                        -------   -------    -------    -------
 Noninterest bearing
   demand deposits      29,800               $ 27,035

 Interest bearing
   demand deposits       6,052      2.20        6,387    2.13

 Savings deposits       14,599      2.36       15,035    2.00

 Time deposits:
   $100,000 or more*    17,833      3.49       19,263    3.01

   Other time
    deposits            14,871      4.93       14,992    4.84
                       -------               --------
Total                   83,155                 82,712
                       =======              =========

*Includes approximately $6,100,000 of non-interest bearing time deposits from the U.S. Treasury.

The maturities of time deposits of $100,000 or more outstanding at December 31, 1997 and 1996 are summarized as follows:


    (IN THOUSANDS)                  1997       1996
                                    ----       ----
Three months or less              $ 8,441    $10,991
Over three through six months       1,459      1,973
Over six through twelve months      2,092      2,554
Over twelve months                  4,142      8,175
                                  -------    -------
      Total                       $16,134    $23,693
                                  =======    =======

Historically, a significant portion of time deposits of $100,000 or more with terms of three months or less rollover for a similar period. Management closely monitors these funds to ensure stability of the deposit base and is not aware of any significant changes in these deposits.

SHORT-TERM BORROWINGS

Short-term borrowings of the Bank at December 31, 1997 and 1996 are summarized below. These transactions take the form of federal funds purchased and securities sold under agreements to repurchase. These agreements are a form of transactions used by some customers in lieu of a deposit in an interest bearing account. Thus, the balances of these arrangements can fluctuate widely from time to time.

                                                                        1997             1996
                                                                        ----             ----
Federal funds purchased
  Outstanding at year end                                          $ 5,000,000
  Average interest rate at year end                                       6.25%                -
  Average month-end balance during the year                        $ 1,250,000                 -
  Average interest rate during the year                                   5.56%                -
  Maximum month-end balance during the year                        $ 5,000,000                 -
Securities sold  under  repurchase agreements
  Outstanding at year end                                          $ 7,117,616       $ 4,284,688
  Average interest rate at year end                                       4.75%             4.25%
  Average month-end balance during the year                        $ 5,052,193       $ 5,058,000
  Average interest rate during the year                                   4.62%             4.74%
  Maximum month-end balance during the year                        $ 8,369,113       $ 9,183,000
Total short-term borrowings
  Outstanding at year end                                          $12,117,616       $ 4,284,688
  Average interest rate at year end                                       5.37%             4.25%
  Average month-end balance during the year                        $ 6,302,193       $ 5,058,000
  Average interest rate during the year                                   4.75%             4.74%
  Maximum month-end balance during the year                        $12,117,616       $ 9,183,000

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

The following table shows the maturities and weighted average yields from the investment portfolio at December 31, 1997. Yields are not calculated on a tax equivalent basis:


                                                  AFTER          AFTER
                                                   ONE           FIVE
   (IN THOUSANDS)                                  BUT            BUT
                                 WITHIN          WITHIN         WITHIN        AFTER
                                  ONE             FIVE            TEN          TEN
                                  YEAR            YEARS          YEARS        YEARS          TOTAL
                               --------          -------        ------       -------        -------
Available for sale
U.S. Treasury                  $      -          $ 4,071             -             -        $ 4,071

U.S.Government Agencies           1,041           18,302         1,015             -         20,358

Mortgage-backed                     245               56             -             -            301

Other                                 -                -             -           167            167
                               --------          -------       -------       -------        -------
TOTAL:                         $  1,285          $22,429         1,015       $   167        $24,897
                               ========          =======       =======       =======        =======

Weighted Average Yield             6.04%            6.14%         6.83%         5.98%          6.16%


Held to Maturity
U.S. Treasury                  $  2,984          $ 3,999             -             -        $ 6,983
U.S. Government Agencies       $  2,392          $ 7,648             -             -        $10,040
                               --------          -------       -------       -------        -------
TOTAL:                         $  5,376          $11,647             -             -        $17,023
                               ========          =======       =======       =======        =======

Weighted Average Yield             5.73%            6.14%            -             -           6.01%

At December 31, 1997, $24,897,000 of the total investment securities were held for sale; $17,023,000 were being held to maturity.

A summary of the maturity distribution, carrying value, and market value of investment securities at December 31, 1997 and 1996 is shown in Note 3 to the Consolidated Financial Statements on page 39 and 40.

LOANS

Maturities and sensitivity to changes in interest rates of certain loan categories as of December 31, 1997 are summarized in the following table.

                                                              AFTER ONE
                                                             BUT WITHIN            AFTER
    (IN THOUSANDS)                         ONE YEAR          FIVE YEARS          FIVE YEARS        TOTAL
    --------------                         --------          ----------          ----------        -----
Commercial                                 $ 4,843            $ 3,777             $ 2,060         $10,680
Commercial Real estate                       4,516              5,299                 943          10,758
Residential Real Estate                        983              3,338               8,927          13,248
Consumer                                       215              2,602               3,139           5,956
                                           -------            -------             -------         -------

    Total Loans                            $10,557            $15,016             $15,069         $40,642
                                           =======            =======             =======         =======

Loans maturing after one year with:
 Fixed interest rates                                         $12,867             $14,571
 Variable interest rates                                        2,149                 498
                                                              -------             -------
Total                                                         $15,016             $15,069
                                                              =======             =======

Only 26% of the Bank's loans mature within one year. The remaining 74% of the loan portfolio matures after one year, with 37% maturing after one year but within five years. About 37% of the loan portfolio will mature after five years; approximately 68% of the loan portfolio is comprised of fixed rate loans maturing after one year. Loans, which amount to approximately 46% of the Bank's average earning assets, are not all liquid. If interest rates were to rise significantly, the Bank's net interest margin could be adversely affected. However, the high average level of Fed Funds held by the Bank and the Bank's continuing ability to maintain a low cost deposit base have mitigated this risk to some degree. Management has adopted an asset/liability management goal to decrease the percent of fixed rate loans primarily by concentrating new commercial loan activity on variable rate loans. In addition, the Bank will consider selling some fixed rate residential loans where that can be done on a favorable basis.

TYPES OF LOANS

The loan portfolio decreased approximately $5.4 million in 1997, from 1996. The Corporation's management has placed emphasis on increasing the loan portfolio for the purpose of enhancing yield on earning assets and increasing the level of investment by the Corporation in its urban community. Management is implementing higher credit standards than in the past, designed to improve the performance of the portfolio while incurring fewer loan losses. See discussion of Provision and Allowance for Loan Losses on pages 15-16. Commercial loans decreased $828,000 from the end of 1996 to December 31, 1997, commercial real estate loans increased $296,000, and residential real estate loans decreased $1,928,000 over the same period. Consumer loans declined by $2,945,000. The decline in the residential real estate and consumer portfolio were caused by increased runoff and tightening of underwriting guidelines .

The following table sets forth the composition of the Corporation's loan portfolio as of the dates indicated.


      DECEMBER 31
    (IN THOUSANDS)                     1997                     1996
                                       ----                     ----
Commercial                   $  10,680      26.28%      $11,508      24.99%

Commercial Real Estate          10,758      26.47        10,461      22.72

Residential Real Estate         13,248      32.60        15,176      32.96

Consumer                         5,956      14.65         8,901      19.33
                             ---------     ------       -------     ------
                             $  40,642     100.00%      $46,046     100.00%
                             =========     ======       =======     ======




Commercial loans are generally secured by accounts receivable, inventory and machinery and equipment. In most cases, those loans also are secured by real estate. These loans are subject to the risks of the industries in which they do business, such as auto supply, restaurants, retail sales, or various kinds of distribution. The value of the collateral and business cash flow are the primary sources of repayment. Secondarily the loans may be paid by guarantors.

Commercial real estate includes apartment buildings, churches, warehouses, strip shopping areas and other retail buildings. The cash flow from these properties is the primary source of repayment. The collateral provides the ultimate source of repayment in event of default. Commercial real estate loans to religious organizations comprise 10.9% of the Bank's total loans at December

31, 1997. Commercial loans to apartment building operators comprise 9.6% of the Bank's total loans at December 31, 1997.

Residential real estate is the largest single loan category and depends upon the cash flow of individual owners. Their cash flow usually depends on employment and the business climate. Most homeowners will make their home mortgage the highest priority of their financial obligations, but when they are unable to pay, the value of the home and its location are very important factors to repayment of the loan.

Consumer loans are primarily secured by second mortgages on homes for home improvement loans. In some cases, the Bank obtains FHA mortgage insurance on the loan (which insures 90% of the loan) but such insurance depends upon the size of Bank's portfolio. The insurance fund is limited to 10% of the total amount of such loans owned by the Bank. The primary collateral for home improvement loans, however, is the home. Thus, the value of the collateral and the amount of the first mortgage, if any, are important to repayment.

Other consumer loans include automobile, boat loans, or MasterCard loans. In addition, there are consumer lines of credit which, in some cases, are secured by the borrower's home equity. In all these cases, the principal risk is the cash flow of the borrower. The secondary risk is the value of the collateral and, in the case of home equity loans, the amount of the first mortgage in relation to the Bank's second mortgage bears strongly on the actual value of the Bank's lien position.

NONPERFORMING LOANS

Nonperforming loans include loans with principal or interest past due 90 days or more; loans placed on nonaccrual, and other impaired loans. Non-accrual loans are those nonperforming or other impaired loans on which the Bank does not accrue periodic interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. In addition, at December 31, 1997, there were $1,235,000 of loans that were considered impaired although they were performing. These were loans to borrowers who were delinquent on other loans or were subject to other circumstances that raised a question about whether all interest and principal would be paid in accordance with their contract. Nonperforming loans and non-accrual loans are considered impaired loans.

The following table details information concerning nonperforming, non-accrual and other impaired loans as of December 31 for the years indicated.


         (IN THOUSANDS)                    1997      1996
         --------------                    ----      ----
Non-accrual loans                        $1,240    $  864
Other impaired loans                      1,235     1,156
Loans past due 90 days or more            1,659     1,259
                                         ------    ------
                                         $4,134    $3,279
                                         ======    ======

Nonperforming and impaired loans/year
 end loan                                 10.17%     7.12%

The amount of interest income that would have been accrued on loans on non-accrual status at December 31, 1997, had those loans remained current was approximately $88,000. Interest actually accrued on those loans before they were placed on non-accrual status was insignificant. At December 31, 1997, there were no significant loans other than those included in the above table, for which information was known that caused management to have serious doubts as to the ability of borrowers to comply with loan repayment terms. The Bank's loan recovery department is aggressively pursuing delinquent borrower's and instituting legal actions to obtain payment and reduce past due loans. The resolution of several large problem loans anticipated in 1998 should have a significant favorable impact on nonperforming loans.


RATE SENSITIVITY ANALYSIS

Net interest income can fluctuate with changes in market interest rates. Interest rate sensitivity is the relationship between market interest rate fluctuations and net interest income derived from the repricing characteristics of assets and liabilities. Management of interest rate sensitivity enables the Corporation to maximize interest income with prudent interest rate risk. It incorporates not only what is known, but also future projections. It attempts to specify how possible interest rate fluctuations may affect both income and costs. Interest rate sensitivity is measured by analyzing the maturity and timing of interest rate changes on assets and liabilities. The net difference between the amount of assets and funding sources repricing within a cumulative calendar period is referred to as the rate sensitive position. A cumulative one-year gap position indicates more assets than liabilities are anticipated to reprice over the next twelve month period. Such a position implies that, assuming no management action, the Corporation's net interest income would be positively affected by rising interest rates and negatively affected by falling interest rates.

The following table reflects the Corporation's interest rate sensitivity at December 31, 1997, and is not necessarily indicative of the Corporation's position at any other date.

                      PERIOD WITHIN WHICH REPRICING OCCURS

                       THREE MONTHS OR LESS     OVER THREE MONTHS   OVER SIX MONTHS    OVER ONE YEAR       TOTAL
                                                  THROUGH SIX         THROUGH ONE
                                                    MONTHS               YEAR
Assets:
Net loans                      7,008                   775              2,586              29,337          39,706
Federal funds sold            11,175                     -                  -                   -          11,175
Investment securities         15,432                     -              6,019              20,469          41,920
Other assets                       -                     -                  -               6,931           6,931
                             -------               -------             ------            --------          ------
Total assets                  33,615                   775              8,605              56,737          99,732
                             =======               =======             ======            ========          ======
Liabilities:
Interest bearing
  deposits
  Time Deposits                5,099                 4,832              2,987               1,867          14,785
  Jumbo                        8,441                 1,459              2,092               4,032          16,024
  Savings                      3,447                     -                  -              10,340          13,787
  Money Market                   302                     -                  -                 302             604
  NOW Accounts                 1,149                     -                  -               3,446           4,595
                             -------               -------             ------            --------          ------
Total Deposits                18,438                 6,291              5,079              19,987          49,795

Short-Term Borrowings         12,118                     -                  -                   -          12,118
Long-Term Borrowings               -                     -                  -                 900             900
Other Liabilities                  -                     -                  -              31,936          31,936
Stockholders' Equity               -                     -                  -               4,983           4,983
                             -------               -------             ------            --------          ------
Total Liabilities             30,556                 6,291              5,079              57,806          99,732
                             -------               -------             ------            --------          ------
Rate Sensitive Gap           $ 3,059               $(5,516)            $3,526            $ (1,069)
                             =======               =======             ======            ========
Cumulative Rate
Sensitive Gap                $ 3,059               $(2,457)            $1,069
                             =======               =======             ======
Percentage of Total
 Earning Assets                 3.26%                (2.62)%             1.14%

At December 31, 1997, the Corporation's cumulative gap position was 1.14% of total earning assets. Management will continue to monitor and manage interest rate sensitivity to reduce risk of interest rate fluctuations to the Bank.

Management believes that approximately 25 percent of savings and interest bearing demand deposits and 50 percent of money market savings are interest rate sensitive within the period of three months or less. The balance of these deposits are included in the over one year column.

CAPITAL RESOURCES AND DIVIDENDS

At December 31, 1997 the Corporation's shareholders' equity was $4,982,808 compared to $4,162,523 at the end of 1996.

At December 31, 1997, the Bank's ratio of equity capital to assets was 5.90%, which is above the 5.5% ratio required by the Comptroller Agreement. This compared to an equity ratio of 5.64% at December 31, 1996. Generally, a national bank may declare and pay a cash dividend only from its net profits for the current year combined with its retained net profits for the preceding two years, minus any required transfers to surplus (12 U.S.C. Section 60). The term "net profits" means the remainder of all earnings from current operations plus actual recoveries on loans and investments and other assets, after deducting all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. 12 U.S.C. Section 56 provides in effect that dividends may be paid only out of net income and retained earnings, not from capital. In addition to the statutory limitations, the Comptroller Agreement prohibited the Bank from paying dividends to the Corporation without the prior written consent of the Comptroller. This prohibition was eliminated with the termination of the Comptroller Agreement on January 16, 1998.

The resolution adopted by the Corporation's Board of Directors, at the request of the Federal Reserve Bank of Chicago, also provides that the Corporation will not declare or pay any cash dividends or increase its borrowings or incur any debt without the prior written consent of the Federal Reserve Bank. The Corporation has requested that the Federal Reserve Bank remove their restiction in view of the Bank's improved condition.

During 1997, the Bank requested and received permission from the Comptroller of the Currency and the Federal Reserve Bank to pay dividends to the Corporation. The Corporation then paid all interest and dividends due the Senior noteholders and the Class A and Class B Preferred Stock holders. At December 31, 1997, the Corporation was current on all interest and dividend payments.

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

All banks are required to have and maintain a minimum total risk-based capital ratio of 10% of assets in order to be considered well-capitalized under federal regulations. In addition, they must have minimum tier 1 risk-based capital (total risk-based capital minus allowance for loan losses) of 6.0% of total assets and a tier 1 leverage ratio of at least 5% of total assets. At December 31, 1997, the Bank had a total risk-based capital ratio of 13.20%, a tier 1 risk-based capital ratio of 11.95% and a tier 1 leverage ratio of 6.08%. (For purposes of the risk-based capital computation, the denominator of the ratios are defined as average quarterly total assets net of the allowance for loan and lease losses.) Regulators, including the Comptroller and the Federal Reserve, have established risk based capital standards to ensure that the standards cover interest rate risk, concentrations of credit risk and risks from nontraditional activities.

FINANCIAL RATIOS

The following table sets forth selected financial ratios of the Corporation and Bank for the years indicated:

                                                                   CORPORATION                       BANK
                                                                   -----------                       ----
                                                             YEARS ENDED DECEMBER 31        YEARS ENDED DECEMBER 31
                                                             1997            1996           1997              1996
                                                             ----            ----           ----              ----
(1) Return on assets (net income
    divided by average total assets)                            .89%          .09%             .78%            .15%


(2) Return on equity (net income
    divided by average equity)                                18.89%         2.22%           12.69%           2.63%


(3) Dividend payout ratio (dividends declared per share
    divided by net income per share)                              *             *                *               *


(4) Equity to assets ratio (average equity
    divided by average total assets                            4.72%         4.43%            6.17%           5.77%

*Dividends on common stock were not declared or paid in 1997 or 1996.

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

NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which is effective for both interim and year-end financial statements for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as all changes in equity other than those resulting from investments by owners or distributions by owners. Net income is, therefore, a component of comprehensive income. The most common items of other comprehensive income include unrealized gains or losses on securities available for sale, gains and losses on certain foreign currency transactions, and minimum pension liability adjustments. While full disclosure for each reported period is required in year-end financial statements, interim financial statements need only disclose total comprehensive income for each reported period. No disclosure is required if the Company has no items of other comprehensive income in any reported period included in the financial statements.

The Statement does not mandate a specific format for reporting comprehensive income, but it does require that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Companies will generally choose between adding the items of other comprehensive income to the Income Statement, adding them to the Statement of Changes in Shareholders' Equity or displaying a new financial statement, which could be titled Statement of Comprehensive Income.

The Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information which is effective for reported periods included in year-end financial statements for fiscal years beginning after December 15, 1997 and for all reported periods in interim financial statements for reporting periods following the first required full fiscal year disclosure. SFAS No. 131 establishes new guidance for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable operating segments in interim financial reports issued to shareholders. SFAS No. 131 supersedes the industry approach to segment disclosure previously required by SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing it with a method of segment reporting which is based on the structure of an enterprise's internal organization reporting. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers.

YEAR 2000 COMPLIANCE

A significant issue has emerged in the banking industry anf for the economy overall regarding how existing application software programs and operating systems can accomodate the date value for the year 2000. The financial impact to the Company to ensure year 2000 compliance is not anticipated by management to be material to the financial position, results of operations or cash flow of the Company.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is on pages 31 through 52 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A report on Form 8-K was filed on October 25, 1996.

                         FIRST INDEPENDENCE CORPORATION
                                Detroit, Michigan

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

                                    CONTENTS

REPORT OF INDEPENDENT AUDITORS  ........................................... 30

FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS ............................................. 31

  CONSOLIDATED STATEMENTS OF INCOME ....................................... 32

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY.......................... 33

  CONSOLIDATED STATEMENTS OF CASH FLOWS ................................... 34

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ............................  35-52

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
First Independence Corporation
Detroit, Michigan

We have audited the accompanying consolidated balance sheets of First Independence Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Independence Corporation as of December 31, 1997 and 1996, the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, First Independence National Bank of Detroit (the "Bank"), a wholly-owned subsidiary of First Independence Corporation, entered into an Agreement with the Office of the Comptroller of the Currency in 1991. The Agreement required among other things, that the Bank achieve and maintain a level of equity capital at least equal to 5.50% of adjusted total assets, correct violations of law and administrative regulations and adopt procedures to prevent future violations, obtain current and satisfactory credit information from borrowers and cure any collateral deficiencies as may be identified from time to time. On January 16, 1998, the Comptroller of the Currency determined that the Bank was in substantial compliance and terminated the Agreement.


                                             Crowe, Chizek and Company LLP



Grand Rapids, Michigan
February 13, 1998, except for Note 17, as to which the date is March 23, 1998

                         FIRST INDEPENDENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                         1997           1996
                                                                         ----           ----
ASSETS
Cash and due from banks                                             $  2,517,380    $  2,876,988
Federal funds sold                                                    11,175,000      11,445,000
                                                                    ------------    ------------
   Total cash and cash equivalents                                    13,692,380      14,321,988

Securities available for sale                                         24,896,548      10,636,189
Securities held to maturity (fair value of
$17,084,271 and $18,411,605)                                          17,023,477      18,539,469
                                                                    ------------    ------------
   Total securities                                                   41,920,025      29,175,658

Loans
   Commercial                                                         10,679,960      11,508,104
   Commercial real estate                                             10,758,430      10,461,654
   Residential real estate                                            13,247,862      15,175,771
   Consumer                                                            5,955,727       8,900,702
                                                                    ------------    ------------
                                                                      40,641,979      46,046,231
   Allowance for loan losses                                            (936,090)       (765,561)
                                                                    ------------    ------------
                                                                      39,705,889      45,280,670
Premises and equipment, net                                            3,245,905       3,556,765
Accrued interest receivable and other assets                           1,167,414       1,527,105
                                                                    ------------    ------------

   Total assets                                                     $ 99,731,613    $ 93,862,186
                                                                    ============    ============



LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
     Noninterest-bearing                                            $ 31,304,908    $ 24,486,322
     Interest-bearing                                                 49,794,845      59,043,372
                                                                    ------------    ------------
                                                                      81,099,753      83,529,694
   Short term borrowings                                              12,117,616       4,284,688
    Accrued expenses and other liabilities                               631,436         985,281
    Long-term debt                                                       900,000         900,000
                                                                    ------------    ------------
   Total liabilities                                                  94,748,805      89,699,663

Commitments and contingencies (Notes 2 and 13)

Shareholders' equity
   Preferred stock                                                     2,749,508       2,749,508
   Common stock, $1 par value; 1,000,000 shares
     authorized; 336,760 shares issued and outstanding                   336,760         336,760
   Capital surplus                                                     2,369,782       2,369,782
   Accumulated deficit                                                  (528,126)     (1,244,954)
   Unrealized gain (loss) on securities available
     for sale                                                             59,946         (29,177)
   Unrealized holding loss on securities transferred                      (5,062)        (19,396)
                                                                    ------------    ------------
       Total shareholders' equity                                      4,982,808       4,162,523
                                                                    ------------    ------------

          Total liabilities and shareholders' equity                $ 99,731,613    $ 93,862,186
                                                                    ============    ============




          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1997 and 1996


                                                                       1997          1996
                                                                       ----          ----
Interest income
   Loans, including fees                                          $ 4,093,313    $4,646,689
   Taxable securities                                               1,970,994     1,831,875
   Federal funds sold                                                 719,485       546,066
                                                                  -----------    ----------
       Total interest income                                        6,783,792     7,024,630

Interest expense
   Deposits                                                         1,833,511     1,740,111
   Other borrowed funds                                               347,946       331,486
                                                                  -----------    ----------
       Total interest expense                                       2,181,457     2,071,597
                                                                  -----------    ----------

Net interest income                                                 4,602,335     4,953,033
   Provision (credit)  for loan losses                               (290,879)    1,002,750
                                                                  -----------    ----------

Net interest income after provision (credit) for loan               4,893,214     3,950,283
losses

Noninterest income
   Services charges on deposit accounts                               786,125       840,030
   Net realized gains on sales of securities available for sale        32,525        40,742
   Net gains on sales of residential real estate loans                210,867       563,514
   Other noninterest income                                           525,297       203,437
                                                                  -----------    ----------
       Total noninterest income                                     1,554,814     1,647,723

Noninterest expenses
   Salaries and employee benefits                                   2,667,088     2,777,064
   Occupancy                                                        1,349,960     1,326,915
   Professional services                                              245,000       329,000
   Insurance expense                                                   98,618       111,461
   Other noninterest expenses                                       1,223,388       961,286
                                                                  -----------    ----------
       Total noninterest expenses                                   5,584,054     5,505,726
                                                                  -----------    ----------
Income before federal income taxes                                    863,974        92,280

   Federal income tax expense                                               -             -
                                                                  -----------    ----------
Net income                                                            863,974        92,280

Preferred stock dividends                                             121,495        34,200
                                                                  -----------    ----------

Income attributable to common stock                               $   742,479    $   58,080
                                                                  ===========    ==========



Basic and diluted earnings per share
                                                                  $      2.20    $     0.17
                                                                  ===========    ==========








          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years ended December 31, 1997 and 1996

                                                                                                  NET
                                                                                               UNREALIZED       NET
                                                                                               GAIN (LOSS)  UNREALIZED
                                                                                                   ON       GAIN (LOSS)
                                                                                               SECURITIES       ON         TOTAL
                                 PREFERRED        COMMON         CAPITAL       ACCUMULATED     AVAILABLE    SECURITIES SHAREHOLDERS'
                                   STOCK          STOCK          SURPLUS         DEFICIT       FOR SALE    TRANSFERRED     EQUITY
                               -----------     ----------     -----------     ------------     ----------  ----------- -------------
Balance, January1, 1996        $ 2,658,908     $  336,760     $ 2,369,782     $(1,294,334)     $   216,083   $(26,013) $  4,261,186
 Net income                                                                        92,280                                    92,280
 Issuance of 48 shares of
  Class C Preferred Stock
 Series 1994-1 in lieu of
 interest payments on
  long-term debt                    47,700                                                                                   47,700
Declaration of preferred
  stock dividends                                                                 (42,900)                                  (42,900)
Issuance of 43 shares of
Class C Preferred Stock
Series 1994-1 in lieu of
  dividend payments                 42,900                                                                                   42,900
Changes in value of
  securities available for
  sale,net                                                                                        (245,260)                (245,260)
Amortization of unrealized
  holding loss on securities
  transferred                                                                                                   6,617         6,617
                               -----------     ----------     -----------     ------------      ----------   --------    ----------
Balance, December 31, 1996       2,749,508        336,760       2,369,782      (1,244,954)         (29,177)   (19,396)    4,162,523
  Net income                                                                      863,974                                   863,974
  Payment of  dividends Class                                                     (21,181)                                  (21,181)
  C Preferred Stock Series
  1994-1
  Payment of dividends Class C                                                    (66,115)                                  (66,115)
  Preferred Stock Series MI-1
  Payment of dividends Class A                                                    (59,850)                                  (59,850)
  and Class B Preferred Stock
  Changes in value of securities                                                                    89,123                   89,123
  available for sale, net
  Amortization of unrealized
  holding loss on securities
  transferred                                                                                                  14,334        14,334
                               -----------     ----------     -----------     -----------       ----------   --------    ----------
Balance, December 31, 1997     $ 2,749,508     $  336,760     $ 2,369,782     $  (528,126)      $   59,946   $ (5,062)   $4,982,808
                               ===========     ==========     ===========     ===========       ==========   ========    ==========


















          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1997 and 1996


                                                                          1997           1996
                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $    863,974    $     92,280
Reconciling items:
   Provision (credit) for loan losses                                  (290,879)      1,002,750
   Depreciation                                                         528,283         453,963
   Net amortization of premiums and discounts                            74,552          49,096
   Loss/writedown other assets                                           88,044               -
   Loans originated for sale                                         (2,528,383)    (12,236,125)
   Proceeds from loans originated for sale                            3,613,074      13,070,639
   Net gains on sale of residential real estate loans                  (210,867)       (563,514)
   Net realized gains on securities available for sale                  (32,525)        (40,742)
   Changes in assets and liabilities:
      Interest receivable and other assets                              318,476        (438,685)
      Accrued expenses and other liabilities                           (332,641)         67,674
                                                                   ------------    ------------
Net cash from operating activities                                    2,091,108       1,457,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale:
  Purchases                                                         (20,297,593)     (8,120,364)
  Sales proceeds                                                      2,020,000       3,692,500
  Principal payments                                                  4,121,104       6,153,573
Securities held to maturity:
  Purchases                                                          (6,526,450)     (8,706,654)
  Maturities                                                          8,000,000       6,700,000
Net change in loans                                                   4,945,009      (2,867,389)
Premises and equipment expenditures, net                               (217,423)       (370,544)
                                                                   ------------    ------------
Net cash from investing activities                                   (7,955,353)     (3,518,878)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                               (2,429,941)     (1,186,230)
Net change in short term borrowings                                   7,832,928         510,110
Interest on Senior Notes                                               (108,500)              -
Dividends on Class A and Class B preferred Stock                        (59,850)              -
                                                                   ------------    ------------
Net cash from financing activities                                    5,234,637        (676,120)
                                                                   ------------    ------------

Net change in cash and cash equivalents                                (629,608)     (2,737,662)

Cash and cash equivalents at beginning of year                       14,321,988      17,059,650
                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                           $ 13,692,380    $ 14,321,988
                                                                   ============    ============

Supplemental disclosure of cash flow information:
Cash paid for interest                                             $  2,219,193    $  2,048,047
Loans transfered  to other real estate                                   46,829         136,431
Issuance of Class C preferred stock in lieu of dividend payments              -          42,900

Issuance of Class C preferred stock in lieu of interest payments              -          47,700





          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

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

The Corporation is a minority-owned, community-oriented national bank with its main office in the central business district of Detroit, Michigan. It also operates two other branches within the city of Detroit.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and future results could differ. The collectibility of loans, fair values of financial instruments, and the status of contingencies are particularly sensitive estimates and subject to change.

Cash Flow Reporting: Cash and cash equivalents are defined as cash and due from banks and federal funds sold. For purposes of the consolidated statements of cash flows, net cash flows are reported for customer loan and deposit transactions and short-term borrowings.

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

Loans Held for Sale: Loans held for sale are included with residential real estate loans. These loans are reported at the lower of cost or market value in the aggregate. There were no loans held for sale as of December 31, 1997, and approximately $874,000 as of December 31, 1996.
                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Mortgage Servicing Rights: The Bank adopted Statement of Financial Accounting Standard (SFAS) No. 122 effective January 1, 1996. The Corporation primarily sells mortgage loans to the secondary market with servicing released, and therefore the impact of SFAS No. 122 to the consolidated financial statements was not material.

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

                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. No federal income taxes were paid in 1997 or 1996.

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

Earnings Per Share: Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. The accounting standard for computing earnings per share was revised for 1997, and all earnings per share previously reported are restated to follow the new standard.

Future Accounting Changes: New accounting standards have been issued which will require future reporting of comprehensive income (net income plus changes in holding gains and losses on available for sale securities) and may require redetermination of industry segment financial information.

The Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, which is effective for both interim and year-end financial statements for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display

                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Comprehensive income is defined as all changes in equity other than those resulting from investments by owners or distributions by owners. Net income is, therefore, a component of comprehensive income. The most common items of other comprehensive income are unrealized gains or losses on securities available for sale. While full disclosure for each reported period is required in year-end financial statements, interim financial statements need only disclose total comprehensive income for each reported period. No disclosure is required if the Company has no items of other comprehensive income in any reported period included in the financial statements.

The Statement does not mandate a specific format for reporting comprehensive income, but it does require that all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Companies will generally choose between adding the items of other comprehensive income to the Income Statement, adding them to the Statement of Shareholders' Equity or displaying a new financial statement, which could be titled Statement of Comprehensive Income.

The Financial Accounting Standards Board issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which is effective for reported periods included in year-end financial statements for fiscal years beginning after December 15, 1997 and for all reported periods in interim financial statements for reporting periods following the first required full fiscal year disclosure. SFAS No. 131 establishes new guidance for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable operating segments in interim financial reports issued to shareholders. SFAS No. 131 supersedes the industry approach to segment disclosure previously required by SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing it with a method of segment reporting which is based on the structure of an enterprise's internal organization reporting. The Statement also establishes standards for related disclosures about products and services, geographic areas and major customers.

NOTE 2 - CURRENT OPERATING ENVIRONMENT

In 1990, the Bank incurred significant net losses which reduced the Bank's capital position to a level considered unacceptable by the regulatory authorities.

On April 15, 1991, the Bank entered into a written agreement (the "Agreement") with the Office

                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 2 - CURRENT OPERATING ENVIRONMENT  (continued)

of Comptroller of the Currency (the "OCC") which required the Bank to achieve and maintain a level of equity capital (as defined) at least equal to 5.50% of its total assets. At December 31, 1997 and 1996, the Bank's equity capital (as defined) to total assets ratio was 5.90% and 5.64%, respectively.

On February 21, 1997, the Bank received approximately $1,445,000 from its fidelity insurance underwriters in settlement of the Bank's claims related to unauthorized loan transactions. As a result, the Bank recorded a recovery of $1,137,000 to the allowance for loan losses for amounts previously charged off relating to the loans discussed above. The balance of $308,000 was received by the Bank in exchange for $308,000 in unauthorized performing loans. Subsequently, the allowance was reduced through a negative provision in the first quarter of 1997.

On January 16, 1998, the OCC, after examining the Bank, determined that the Bank was in substantial compliance with the Agreement. Therefore, the OCC, terminated the Agreement with First Independence National Bank of Detroit.

NOTE 3 - SECURITIES

Year-end seurities were as follows:             Gross Unrealized    Gross Unrealized
                           Amortized Cost            Gains                Losses            Fair Value
                           --------------       ----------------    ----------------        ----------
Available for sale 1997
   U.S. Treasury            $ 4,038,161            $ 32,710           $       103           $ 4,070,768
   U.S. Government agency    20,332,988              42,400                17,340            20,358,048
   Other                        167,100                   -                    -                167,100
                            -----------            --------           -----------           -----------
                             24,538,249              75,110                17,443            24,595,916
   Mortgage-backed              298,353               2,279                     -               300,632
                            -----------            --------           -----------           -----------
                            $24,836,602            $ 77,389           $    17,443           $24,896,548
                            ===========            ========           ===========           ===========
Available for sale 1996
   U.S. Treasury            $ 2,038,916            $    938           $     1,729           $ 2,038,125
   U.S. Government agency     8,039,893              14,637                43,023             8,011,507
   Other                        167,100                   -                     -               167,100
                            -----------            --------           -----------           -----------
                             10,245,909              15,575                44,752            10,216,732
   Mortgage-backed              419,457                   -                     -               419,457
                            -----------            --------           -----------           -----------
                            $10,665,366            $ 15,575           $    44,752           $10,636,189
                            ===========            ========           ===========           ===========

Held to maturity 1997
   U.S. Treasury            $ 6,983,184            $ 39,890           $         -           $ 7,023,074
   U.S. Government agency    10,040,293              52,725                31,821            10,061,197
                            -----------            --------           -----------           -----------
                            $17,023,477            $ 92,615           $    31,821           $17,084,271
                            ===========            ========           ===========           ===========
Held to maturity 1996
   U.S. Treasury            $ 6,984,718            $ 13,189           $    12,595           $ 6,985,312
   U.S. Government agency    11,554,751               2,206               130,664            11,426,293
                            -----------            --------           -----------           -----------

                            $18,539,469            $ 15,395           $   143,259           $18,411,605
                            ===========            ========           ===========           ===========


The Corporation realized gross gains of $32,525 and $40,742 upon receiving proceeds of $2,020,000 and $3,692,500 from the sales of securities available for sale in 1997 and 1996.

                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 3 - SECURITIES (continued)

Contractual maturities of debt securities at year-end 1997 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                    SECURITIES                  SECURITIES
                                -HELD TO MATURITY-         -AVAILABLE FOR SALE-
                               AMORTIZED      FAIR         AMORTIZED       FAIR
                                 COST         VALUE          COST          VALUE
                             -----------   -----------  ------------   -----------
Due in one year or less      $ 5,376,432   $ 5,383,812  $  1,039,797   $ 1,040,650
Due from one to five years    11,647,045    11,700,459    22,321,899    22,373,166
Due from five to ten years             -             -     1,009,453     1,015,000
Mortgage backed and other              -             -       465,453       467,732
                             -----------   -----------  ------------   -----------
                             $17,023,477   $17,084,271  $ 24,836,602   $24,896,548
                             ===========   ===========  ============   ===========



Securities with an amortized cost of $19,403,000 and $20,325,000 at year-end 1997 and 1996 were pledged to secure public deposits and repurchase agreements.

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:


                                                  1997           1996
                                                  ----           ----
Beginning balance                            $   765,561    $ 1,163,834
Provision (credit) for loan losses              (290,879)     1,002,750
Loans charged off                               (771,444)    (1,562,813)
Recoveries of loans previously charged off     1,232,852        161,790
                                             -----------    -----------
Ending balance                               $   936,090    $   765,561
                                             ===========    ===========



As discussed in Note 2, the Bank recorded a recovery of $1,137,000 to the allowance in February 1997.

At year end 1997 and 1996, the total recorded investment in impaired loans, as defined by SFAS No. 114, was $2,475,336 and $2,019,893, respectively. Total allowance for loan losses related to impaired loans was $583,458 and $299,059 at year end 1997 and 1996. The average of impaired loans during 1997 was $2,247,615 and $1,890,000 during 1996. Impaired loans for which an allowance for loan losses was allocated is $1,768,691 at year end 1997. The balance of impaired loans for which there was no allocation was $706,645 at year end 1997. Interest income on impaired loans is recognized primarily on a cash basis. Interest income recognized during impairment was $163,021 and $123,871 during 1997 and 1996.


                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                     1997                     1996
                                     ----                     ----

Land and land improvements      $   481,814               $  481,314
Buildings                         2,133,155                2,087,546
Furniture and fixtures            2,536,320                3,742,891
Leasehold improvements              442,750                  547,977
                                -----------               ----------
    Total cost                    5,594,039                6,859,728
Less accumulated depreciation    (2,348,134)              (3,302,963)
                                -----------               ----------

                                $ 3,245,905               $3,556,765
                                ===========               ==========

NOTE 6 - DEPOSITS

Year-end deposits consisted of the following:



                             1997          1996
                             ----          ----
Demand deposits           $31,304,908   $24,486,322
NOW accounts                5,198,539     6,282,122
Savings deposits           13,787,459    14,619,043
Certificates of deposit    30,808,847    38,142,207
                          -----------   -----------

                          $81,099,753   $83,529,694
                          ===========   ===========



Time deposit accounts individually exceeding $100,000 totaled $16,134,140 and $23,692,111 at year end 1997 and 1996.

At year-end 1997, stated maturities of time deposits were:

                            1998                  $24,909,205
                            1999                    3,472,353
                            2000                    2,235,155
                            2001                      161,678
                            2002                       30,456
                                                  -----------

                                                  $30,808,847
                                                  ===========







                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 7 -  BORROWINGS

As a source of short-term financing, the Corporation purchases Federal funds and sells securities under agreements to repurchase at a later date. Information concerning short term borrowings is summarized below.

                                                    1997          1996
                                                    ----          ----
Federal funds purchased
   Outstanding at year end                      $ 5,000,000             -
   Average interest rate at year end                   6.25%
   Average month-end balance during the year    $ 1,250,000             -
   Average interest rate during the year               5.56%            -
   Maximum month-end balance during the year    $ 5,000,000             -
Securities sold  under  repurchase agreements
   Outstanding at year end                      $ 7,117,616    $4,284,688
   Average interest rate at year end                   4.75%         4.25%
   Average month-end balance during the year    $ 5,052,193    $5,058,000
   Average interest rate during the year               4.62%         4.74%
   Maximum month-end balance during the year    $ 8,369,113    $9,183,000
Total short-term borrowings
   Outstanding at year end                      $12,117,616    $4,284,688
   Average interest rate at year end                   5.37%         4.25%
   Average month-end balance during the year    $ 6,302,193    $5,058,000
   Average interest rate during the year               4.75%         4.74%
   Maximum month-end balance during the year    $12,117,616    $9,183,000

Long-term debt consists entirely of senior notes, with an interest rate of 6%, and matures in 2002. The notes require semi-annual interest payments and may be prepaid at any time without penalty provided the Corporation is not in default for the payment of dividends to preferred stockholders. In 1996, the Corporation issued 48 shares of Class C Preferred Stock, Series 1994-1, to the senior noteholders in lieu of the $47,700 of accrued interest owed as of December 31, 1995 (see Note 8).

NOTE 8 - PREFERRED STOCK

Preferred stock at December 31, 1997 and 1996 is comprised of the following:

                                             1997                               1996

                               AUTHORIZED ISSUED AND OUTSTANDING      AUTHORIZED   ISSUED AND OUTSTANDING
         DESCRIPTION             SHARES    SHARES       AMOUNT          SHARES      SHARES        AMOUNT
         -----------             ------    ------       ------          ------      ------        ------
Preferred stock
  Class A, par value $100         4,000     4,000   $    400,000        4,000       4,000    $   400,000
  Class B, par value $100         3,200     3,200        320,000        3,200       3,200        320,000
  Class C, no par value
   (series 1994-1)              100,000       530        529,508      100,000         530        529,508
  Class C, no par value
   (series MI-1)                      -     1,500      1,500,000                    1,500      1,500,000
                                                    ------------                             -----------
                                      -         -   $  2,749,508                             $ 2,749,508
                                                    ============                             ===========

                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 8 - PREFERRED STOCK (continued)

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

The Corporation, at its option, subject to provisions of applicable law and such regulatory agency approvals as may be necessary, may redeem the Class A and B preferred shares for $120 per share. In the event redemption in excess of par value is prohibited by law, the redemption price of preferred stock shall be its par value.

The Class C Preferred Stock, Series MI-1, was issued in 1994 to the Michigan State Housing Development Authority (MSHDA). The Series MI-1 stock is entitled to an annual, noncumulative 6% dividend. Dividends are payable only from net income of the Corporation earned in the calendar year for which the dividend is paid. If earnings are not sufficient to pay the entire 6% dividend, then no dividend is required to be paid. The Series MI-1 stock is subject to certain restrictions on transfer, and may be redeemed at the face value at any time by the Corporation. Dividends may be waived, partially or in their entirety, if the Bank achieves certain mutually agreed upon goals established by MSHDA. These goals relate primarily to the origination of MSHDA guaranteed loan products.

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

                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 9 - REGULATORY MATTERS AND RESTRICTIONS ON RETAINED EARNINGS

The Corporation and Bank are subject to regulatory capital requirements administered by federal banking agencies. Since the Corporation is a one-bank holding company and has consolidated assets of less than $150 million, regulatory minimum capital tests are applied primarily to the subsidiary bank. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. At December 31, 1997 and 1996, the Bank was considered "adequately capitalized" due to the formal Agreement with the OCC.

At year end, actual capital levels for the Bank (in millions) and minimum required levels were:

                                                                                         MINIMUM REQUIRED
                                                                                            TO BE WELL
                                                                      MINIMUM REQUIRED   CAPITALIZED UNDER
                                                                         FOR CAPITAL     PROMPT CORRECTIVE
                                                      ACTUL          ADEQUACY PURPOSES  ACTION REGULATIONS
                                                      -----          -----------------  ------------------
                                                AMOUNT    RATIO     AMOUNT      RATIO    AMOUNT      RATIO
                                                ------    -----     ------      -----    ------      -----
1997
----
Total capital (to risk weighted
assets)                                          $6.4     13.20%    $  3.9         8%     $   4.9      10%

Tier 1 capital (to risk
weighted assets)                                 $5.8     11.95%    $  2.0         4%     $   2.9       6%

Tier 1 capital (to average
assets)                                          $5.8      6.08%    $  3.8         4%     $   4.8       5%


1996
----
Total capital (to risk weighted
assets)                                          $5.9     11.66%    $  4.1         8%     $   5.1      10%
Tier 1 capital (to risk
weighted assets)                                 $5.3     10.40%    $  2.0         4%     $   3.1       6%

Tier 1 capital (to average assets)               $5.3      5.63%    $  3.8         4%     $   4.7       5%


At December 31, 1997, no undistributed earnings of the Bank were available for distribution to the Corporation as dividends without regulatory approval from the OCC.
                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 10 - INCOME TAXES

Federal income taxes consist of the following:


                                                   1997      1996
                                                   ----      ----
    Current expense                            $       0   $      0
    Deferred expense                                   0          0
                                               ---------   --------

       Total                                   $       0   $      0
                                               =========   ========

Year-end deferred tax assets and liabilities consist of:

                                            1997         1996
                                            ----         ----
    Deferred tax assets
     Allowance for loan losses         $         -  $    82,344
     Net operating loss carryforwards      679,389      741,166
     Other                                 132,164      179,719
                                       -----------  -----------
                                           811,553    1,003,229
Less valuation allowance                  (592,629)    (895,102)
                                       -----------  -----------
    Net deferred tax assets                218,924      108,127
Deferred tax liabilities
    Accumulated depreciation                95,435      108,127
    Allowance for loan losses              105,847            -
     Other                                  17,642            -
                                       -----------  -----------
Net deferred tax asset (liability)     $         0  $         0
                                       ===========  ===========



At December 31, 1996 and 1997, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $2,180,000 and $1,998,000 respectively, which, if not used, will expire beginning in 2005.

The change in the valuation allowance from 1996 to 1997 is primarily due to the decrease in the net operating loss carryforward and change in other deferred tax assets.

The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income at December 31 is reconciled as follows:


                                                  1997         1996
                                                  ----         ----

Statutory rate applied to income before taxes   $ 293,750    $ 31,375
Add (deduct)
   Nondeductible expenses                           8,723       7,766
   Change in valuation allowance                 (302,473)    (39,141)
                                                ---------    --------

Income tax expense                              $       0           0
                                                =========    ========


                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

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

Statement of Financial Accounting Standards (SFAS) No. 123, which became effective for 1996, requires certain pro forma disclosures for companies that do not adopt its fair value accounting method for stock-based employee compensation. The Corporation has elected to continue accounting for its stock options under Accounting Principles Board Opinion (APB) No. 25 instead of adopting the new fair value method of SFAS No. 123. Pursuant to APB No. 25, the Corporation recognized no compensation cost related to these stock option grants. Had the fair value based method of SFAS No. 123 been applied to the 1995 stock option grant on a pro forma basis, the pro forma effects on the Corporation's net income and earnings per share for 1997 and 1996 would not be material.

At December 31, 1997, there were 64,352 options available for future grant under the Plan and 3,000 options were outstanding and exercisable at a price of $5 per share. All outstanding options were granted in 1995 at the fair value of the stock at the date of grant.

NOTE 12 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation maintains an Employee Stock Ownership Plan (ESOP) covering substantially all salaried employees of the Corporation with at least one year of service and are at least age 21. The ESOP invests primarily in the stock of First Independence Corporation, and contributions to the plan are determined by the Board of Directors. The ESOP plan was frozen December 31, 1996, and no further contributions to the ESOP plan will be made. The ESOP held 36,363 shares of stock, allocated to employees and voted by the trustee of the plan. Upon distribution of shares to a participant, the participant has the right to require the Corporation to purchase shares at their fair value in accordance with the terms and conditions of the plan. The fair value of the shares allocated as of December 31, 1996 was approximately $164,360.




                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 13 - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT

The Bank leases certain office and branch premises and equipment under operating lease agreements. Total rental expense for all operating leases aggregated $170,905 and $163,503 in 1997 and 1996, respectively. Future minimum rentals under noncancelable operating leases as of December 31, 1997 are as follows:

                         1998                          $   132,727
                         1999                              134,400
                         2000                              134,400
                         2001                              134,400
                         2002                              134,400
                         Thereafter                        123,700
                                                       -----------
                                                       $   794,027
                                                       ===========

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

Financial instruments whose contract amounts represent off-balance-sheet risk at year-end are as follows:

                                              1997           1996
                                              ----           ----
         Commitments to extend credit    $ 16,124,000  $ 15,497,000

         Letters of credit                  1,223,000       547,000


Exposure to credit loss if the other party does not perform is represented by the contractual amounts for commitments to extend credit and letters of credit. The same credit policies are used for commitments and conditional obligations as are used for loans. Collateral or other security is normally not required to support financial instruments with off-balance-sheet risk.

                                    continued

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 13 - COMMITMENTS, CONTINGENCIES, AND CONCENTRATIONS OF CREDIT
          (continued)

The Corporation and Bank are subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Corporation's consolidated financial position or results of operations.

The Bank's loan portfolio is concentrated primarily towards residential and commercial customers in metropolitan Detroit, Michigan. Commercial real estate loans to religious organizations comprise 10.9% of the Bank's total loans at December 31, 1997. Commercial loans to apartment building operators comprise 9.6% of the Bank's total loans at December 31, 1997.

At year-end 1997 and 1996, reserves of $300,000 were required as deposits with the Federal Reserve Bank of Chicago. These reserves do not earn interest.

NOTE 14 - RELATED PARTY TRANSACTIONS

Related parties include directors and executive officers of the Corporation and Bank (including their affiliated family members and companies). It is the Bank's policy that all such loans and commitments be made on substantially the same terms as those for comparable transactions with other persons. Loans to related parties amounted to $83,219 and $240,086 at December 31, 1997 and 1996. During 1997, the Corporation had no new loans, repayments of $6,867, and other changes of $150,000.

Related party deposits totaled $155,499 and $126,619 at year-end 1997 and 1996.







                                  (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

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


                                     DECEMBER 31, 1997                DECEMBER 31, 1996
                                     -----------------                -----------------

                                 CARRYING         FAIR          CARRYING              FAIR
                                  AMOUNT          VALUE          AMOUNT               VALUE
                                  ------          -----          ------               -----
Financial Assets

Cash and cash equivalents      $13,692,380  $  13,692,380   $  14,321,988       $  14,321,988
Securities                      41,920,025     41,980,819      29,175,658          29,047,794
Loans, net                      39,705,889     39,717,185      45,280,670          45,676,631
Accrued interest receivable        898,186        898,186         934,201             934,201

Financial Liabilities

Deposits:
    Demand                      31,304,908     31,304,908      24,486,322          24,486,322
    NOW                          5,198,539      5,198,539       6,282,122           6,282,122
    Saving                      13,787,459     13,787,459      14,619,043          14,619,043
    Certificates of deposit     30,808,847     30,819,378      38,142,207          38,138,696

Short- term borrowings          12,117,616     12,117,616       4,284,688           4,284,688
Long-term debt                     900,000        795,724         900,000             814,800
Accrued interest payable           264,544        264,544         276,314             276,314












                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The Corporation's condensed balance sheets, statements of income and statements of cash flows as of December 31, 1997 and 1996 and for the years then ended are as follows:

                            CONDENSED BALANCE SHEETS



                                                     1997         1996
                                                     ----         ----
ASSETS
Cash                                              $    1,666   $    1,666
Loan receivable, related party                             -      150,000
Accrued interest                                           -        2,639
Dividend receivable from bank                         87,296            -
Investment in subsidiary                           5,881,142    5,282,468
                                                  ----------   ----------
                                                  $5,970,104   $5,436,773
                                                  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Other liabilities                               $        -   $  374,250
  Dividend payable                                    87,296            -
  Long-term debt                                     900,000      900,000
                                                  ----------   ----------
                                                     987,296    1,274,250
Shareholders' equity                               4,982,808    4,162,523
                                                  ----------   ----------

                                                  $5,970,104   $5,436,773
                                                  ==========   ==========



















                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (continued)

                       CONDENSED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                     1997        1996
                                                                     ----        ----
Income
   Interest income                                               $        -   $   2,883
   Other income                                                     320,000           -
Expense
   Interest on senior notes                                          54,250      54,000
   Provision for loan loss                                          152,639           -
                                                                 ----------   ---------
Income/(loss) before federal income tax (benefit) and equity in
undistributed earnings of  bank subsidiary                          113,111     (51,117)

Federal income taxes                                                      -           -
                                                                 ----------   ---------
Income/(loss) before equity in undistributed earnings of bank
subsidiary                                                          113,111     (51,117)

Equity in undistributed net income of subsidiary                    750,863     143,397
                                                                 ----------   ---------
Net Income                                                       $  863,974   $  92,280
                                                                 ==========   =========
























                                   (continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                    1997          1996
                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                       $ 863,974    $  92,280
Reconciling items:
   Provision for loan losses                       152,639            -
   Equity in net income of subsidiary
                                                  (750,863)    (143,397)
   Changes in assets and liabilities:
      Interest receivable and other assets               -      (36,827)
      Accrued expenses and other liabilities      (374,250)      54,000
                                                 ---------    ---------
Net cash from operating activities                (108,500)     (33,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Dividends received subsidiary                      168,350            -
                                                 ---------    ---------
Net cash from investing activities                 168,350            -

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends                                          (59,850)           -
                                                 ---------    ---------
Net cash from financing activities                 (59,850)           -
                                                 ---------    ---------
Net change in cash and cash equivalents                  -      (33,944)
Cash and cash equivalents at beginning of year       1,666       35,610
                                                 ---------    ---------
Cash and cash equivalents at end of year
                                                 $   1,666    $   1,666
                                                 =========    =========



NOTE 17 - SUBSEQUENT EVENTS

In May 1993, a jury verdict was entered against the Corporation, a nonoperating subsidiary of the Bank, certain directors and another former officer thereof, in the amount of $320,000, in a suit filed by a former officer of the Bank alleging wrongful termination of employment and retaliatory discharge. After several post-trial hearings, a judgment was entered on the verdict in October 1994. The Corporation appealed the judgment to the Michigan Court of Appeals and on March 14, 1997, the judgment was reversed by the Court of Appeals holding that there was no liability by the Corporation, the Bank's subsidiary, or any of the individual defendants. The plaintiff sought leave of the Michigan Supreme Court to appeal the reversal by the Michigan Court of Appeals. On March 17, 1998, the Michigan Supreme Court denied the appeal holding that the questions presented should not be reviewed by the Court. Accordingly, the Corporation recorded other income in the 1997 financial statements in the amount of $320,000 to reverse an accrued liability previously established for this claim.

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

10.(i)-1 Agreement by and between First Independence National Bank and the Office of the Comptroller of the Currency dated as of April 15, 1991, was previously filed as an exhibit to the Annual Report

EXHIBIT NUMBER             DESCRIPTION


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

                        FIRST INDEPENDENCE CORPORATION

/s/ Don Davis
-----------------------------------------
Don Davis
Chairman of the Board,
     Interim President and Chief
     Executive Officer of the Corporation
     and the Bank
(Principal executive officer)
Date: March 19, 1998

/s/ Rose Ann Lacy
-----------------------------------------
Rose Ann Lacy
Senior Vice President and Chief
     Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)
Date: March 19, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don Davis
-----------------------------------------
Don Davis
Chairman of the Board of
Directors of the Corporation and the Bank
Date: March 19, 1998

/s/ Dr. Charles Morton
-----------------------------------------
Dr. Charles E. Morton
Director
Date: March 19, 1998

/s/ Barry Clay
-----------------------------------------
Barry Clay
Director
Date: March 19, 1998

/s/ Alan Young
-----------------------------------------
Alan Young
Director
Date: March 19, 1998

/s/ Georgis Garmo
-----------------------------------------
Georgis Garmo
Director
Date: March 31, 1998

/s/ Jamal Shallal
-----------------------------------------
Jamal Shallal
Director
Date: March 19, 1998

/s/ Geneva Williams
-----------------------------------------
Geneva Williams
Director
Date: March 19, 1998

                                EXHIBIT INDEX




Exhibit No.                     Description

   27                           Financial Data Schedule