Form 10QSB
period 1998-03-31
FIRST INDEPENDENCE CORP
filed 1998-05-15
CIK 745140

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

  (Mark One)
  [X]     Quarterly report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934
  For the quarterly period ended March 31, 1998
  [  ]    Transition report under Section 13 or 15(d) of the
          Exchange Act
  For the transition period____________________ to
  ________________________

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

   Common Stock, $1 Par Value-336,760 shares as of May 12, 1998

                         FIRST INDEPENDENCE CORPORATION

                                     INDEX
                                                                       PAGE
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet March 31, 1998                                 3

Consolidated Statement of Income
         Three Months and YTD Ended March 31, 1998 and 1997               4

Consolidated Statement of Comprehensive Income
         Three Months and YTD Ended March 31, 1998 and 1997               5

Consolidated Statement of Cash Flows
         Three Months ended March 31, 1998 and 1997                       6

Notes to Consolidated Financial Statements                            7 - 9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations           10 - 14

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                               15

Item 2.  Changes in Securities                                           15

Item 3.  Defaults upon Senior Securities                                 15

Item 4.  Submission of Matters to a Vote of Security Holders             15

Item 5.  Exhibits and Reports on Form 8-K                                15

Signatures                                                               15

PART I.
                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET


ASSETS
                                                                                                     March 1998
                                                                                                     ----------
Cash and due from banks
                                                                                             $        2,898,117
Federal funds sold
                                                                                                     16,941,000
                                                                                                  -------------
Total cash and cash equivalents
                                                                                                     19,839,117

Securities available for sale
                                                                                                     31,840,757
Securities held to maturity (fair value of $14,194,789)
                                                                                                     14,106,400
                                                                                                     ----------
Total securities
                                                                                                     45,947,157
Loans
   commercial
                                                                                                     11,239,825
Commercial real estate
                                                                                                     10,314,332
   Residential real estate
                                                                                                     13,739,257
   Consumer
                                                                                                      6,023,391
                                                                                                 --------------
                                                                                                     41,316,805
   Allowance for loan losses
                                                                                                    (1,031,233)
                                                                                                  -------------
                                                                                                     40,285,572
Premises and equipment, net
                                                                                                      3,186,256
Accrued interest receivable and other assets
                                                                                                      1,409,348
                                                                                                  -------------
Total  assets
                                                                                                $   110,667,450
                                                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits
      Noninterest-bearing
                                                                                                $    37,172,980
      Interest-bearing
                                                                                                     55,108,922
                                                                                                  -------------
                                                                                                     92,281,902
Short-term borrowings
                                                                                                     11,812,506
Accrued expenses and other liabilities
                                                                                                        524,677
Long-term debt
                                                                                                        900,000
                                                                                                 --------------
Total liabilities
                                                                                                    105,519,085
Shareholders' equity:
Preferred stock
                                                                                                      2,749,508
Common Stock, $1 par value: 500,000 shares authorized; 336,760 shares issued and outstanding
                                                                                                        336,760
Capital surplus
                                                                                                      2,369,782
Accumulated deficit
                                                                                                      (287,702)
Unrealized gain (losses) on securities available for sale
                                                                                                       (17,108)
Unrealized holding loss on securities transferred
                                                                                                        (2,875)
                                                                                                  -------------
Total shareholders' equity
                                                                                                      5,148,365
                                                                                                  -------------
Total liabilities and shareholders' equity
                                                                                                 $  110,667,450
                                                                                                    ===========

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                              STATEMENT OF INCOME
                 QUARTER AND YTD ENDED MARCH 31, 1998 AND 1997

                                                                   1998              1997
                                                                   ----              ----
Interest income

   loans, including fees                                      $   972,129      $  1,068,622
   Investment securities                                          688,529           428,402
   Federal funds sold                                             182,693           172,837
                                                               ----------        ----------

Total interest income                                           1,843,351         1,669,861

Interest expense

  Deposits                                                        456,505           462,249
  Other borrowed funds                                            166,970            71,698
                                                                ---------        ----------
Total interest expense                                            623,475           533,947


Net interest income                                             1,219,876         1,135,914
Provision (credit) for loan losses                                 75,000          (874,572)
                                                              -----------        ----------

Net interest income after provision (credit) for                1,144,876         2,010,486
loan losses

Noninterest income

  Service charges on deposit accounts                             165,246           200,404
  Net realized gains on sales of residential real                  18,790            64,628
  estate loans

  Other noninterest income                                         98,316            61,377
                                                               ----------        ----------
Total noninterest income                                          282,352           326,409


Noninterest expenses
  Salaries and employee benefits                                  588,779           668,755
  Occupancy                                                       160,466           164,274

  Professional services                                            67,500           113,000
  Insurance expense                                                 6,691            17,995
  Other noninterest expenses                                      363,368           495,970
                                                              -----------       -----------

Total noninterest expenses                                      1,186,804         1,459,994
                                                               ----------        ----------
Income before federal income taxes                                240,424           876,901
Federal income taxes                                                    -                 -
                                                            -------------      ------------

Net income                                                        240,424           876,901
Preferred stock dividends                                           8,550             8,550
                                                             ------------     -------------
Income attributable to common stock                          $    231,874      $    868,351
                                                             ============      ============

Basic earnings per share                                     $       0.69      $       2.58
                                                             ============      ============
Diluted eanings per share                                    $       0.69      $       2.58
                                                             ============      ============

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                       STATEMENT OF COMPREHENSIVE INCOME
                 QUARTER AND YTD ENDED MARCH 31, 1998 AND 1997


                                                                                 1998                   1997
                                                                                 ----                   ----

Net Income                                                                 $   240,424           $   876,901
Other comprehensive income, net of  tax
  Change in unrealized gains and losses on securities                          (74,867)              (63,624)
                                                                             ----------            ----------
Comprehensive income                                                       $   165,557           $   813,277
                                                                              =========            ==========

                FIRST INDEPENDENCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                       1998                  1997
                                                                       ----                  ----
CASH FLOWS FROM OPERATING  ACTIVITIES:
Net income                                                      $      240,424         $     876,901
Reconciling items:
  Provision  (credit) for loan losses                                   75,000              (874,572)

  Depreciation                                                         122,505               117,126
  Net amortization of premium and discounts                             18,453                18,727
  Loss/writedown of other assets                                             -                 5,417

  Loans originated for sale                                           (403,908)             (697,854)
  Proceeds from loans originated for sale                              271,100               938,232
  Net gains on sale of residential real estate loans                   (18,790)              (64,628)

  Changes in assets and liabilities:
    Interest receivable and other assets                               (92,306)              119,130
    Accrued expenses and other liabilities                            (106,759)               57,168
                                                                  -------------         ------------

Net cash from operating activities                                     105,719               495,647

CASH FLOWS FROM INVESTING ACTIVITIES:

Securities available for sale:
  Purchases                                                        (14,094,375)                    -

  Sales proceeds                                                             -                     -
  Principal payments                                                 7,063,923             1,007,707
Securities held to maturity

  Purchases                                                                  -            (2,471,213)
  Maturities                                                         2,910,000             1,500,000
Net change in loans                                                   (652,713)            4,067,423

Premises and equipment expenditures, net                               (62,856)              (56,313)
                                                                  -------------          -----------
Net cash from investing activities                                  (4,836,021)            4,047,604


CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits                                              11,182,149            (6,659,288)
Net change in short term borrowings                                   (305,110)             (867,806)
                                                                   ------------          ------------

Net cash from financing activities                                  10,877,039            (7,527,094)
                                                                    ----------            -----------

Net change in cash and ca6sh equivalents                             6,146,737            (2,983,843)


Cash and cash equivalents at beginning of year                      13,692,380            14,321,988
                                                                    ----------            ----------


Cash and cash equivalents at end of year                         $  19,839,117        $   11,338,145
                                                                    ===========           ==========


Supplemental disclosure of cash flow information:
Cash paid for interest                                                 604,725               481,285
Loans transferred to other real estate                                 149,628                     -

                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998


1. The consolidated balance sheet as of March 31, 1998, the related consolidated statements of income for the three months and YTD ended March 31, 1998 and 1997, and the statement of cash flows for the three month period ended March 31, 1998 and 1997 are unaudited.

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

5. Loans are reported at the principal balance outstanding, net of deferred loan fees and costs, and the allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when payments are past due 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

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

     Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated cash flows using the loan's existing rate or at the fair value of the collateral if the loan is collateral dependent. When credit analysis of a borrower's operating results and financial condition indicates that the underlying cash flows of the borrower's business are not adequate to meet its debt service requirements, including the Bank's loans to the borrower, the loan is evaluated for impairment. Often this is associated when payments are delayed, typically 90 days or more, or when the internal grading system indicates a substandard or doubtful classification. Nonaccrual loans are often also considered impaired.

The following table details information concerning nonperforming, non-accrual, and other impaired loans as of March 31, 1998.

(in thousands)

Non-accrual loans                                           827
Impaired loans                                            1,159
Loans past due 90 days or more                              465
                                                         ------
Total                                                     2,451
                                                         ======


Interest that would have been accrued on the non-accrual loans at March 31, 1998, had they been on accrual status would have been approximately $27,500.

7. Premises and equipment are reported net of accumulated depreciation. Depreciation expense is calculated on the straight-line method over the assets' useful lives. These assets are reviewed for impairment under Financial Accounting Standard No. 121 when events indicate the carrying value amount may not be recoverable.

8. Other real estate acquired in settlement of loans is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in net loss on other real estate.

9. Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces tax assets to the amount expected to be realized. No federal income taxes were paid in 1997 or the first quarter of 1998.

10. Basic earnings per share is based on weighted-average common shares outstanding. Diluted earnings per share further assumes issue of any dilutive potential common shares. The accounting standard for computing earnings per share was revised for 1997, and all earnings per share previously reported are restated to follow the new standard.

11. The Financial Accounting Standards Board issued SFAS No, 130, Reporting Comprehensive Income, which is effective for both interim and year-end financial statements for fiscal years beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, and losses) in a full set of general-purpose financial statements.

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

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

SUMMARY OF OPERATIONS

Net income for the first quarter of 1998 was $240,424, or $0.69 per share, compared to net income of $876,901 or $2.58 per share for first quarter 1997. The decrease in net income for first quarter 1998, as compared to 1997, resulted from a lower loan loss provision for the first quarter of 1997 as compared to first quarter 1998. The loan loss provision for the first quarter in 1997 was a credit of $874,572 as compared to a charge of $75,000, in 1998. The credit to loan loss provision in 1997 resulted from the February 21, 1997, insurance settlement of $1,444,721 from its fidelity insurance underwriters in settlement of the Bank's claims related to the fictitious "loans" made in late 1995 and January 1996. As a result, the Bank recorded a recovery of $1,137,000 to the allowance for loan losses for amounts previously charged off related to the fictitious "loans". Subsequently, the allowance was reduced through a negative provision in the first quarter of 1997 to a level considered adequate, consistent with management's evaluation of the allowance.

Net Interest Income

Net interest income in the first quarter of 1998 was $1,219,876, an increase of $83,962 from first quarter 1997 net interest income of $1,135,914. The increase was attributable to average earning assets increasing more than average interest bearing liabilities by $3,882,000. This increase was offset by a reduction in net interest margin, in 1998 from 1997, of 30 basis points. Net interest margin decreased 30 basis points due to lower yielding earning assets and higher rates on deposits.

Provision for Possible Credit Losses

The provision for possible credit losses in the first quarter in 1998 was $75,000, an increase of $949,572 from the first quarter 1997 credit to provision for possible credit losses of $874,572. The increase resulted from the February 21, 1997, insurance settlement of $1,444,721 described above. A detailed analysis of the related allowance for possible credit losses, charge-offs, recoveries, and ratios is presented on page 13.

Noninterest Income

Noninterest income for the first quarter of 1998 amounted to $282,352, a decrease of $44,057, or 13.50 percent, from first quarter 1997 noninterest income of $326,409. The decrease was primarily due to a decrease in gains on sales of residential real estate loans of $46,000, and a decrease in service charges on deposit accounts of $35,000. This decrease was partially offset by an increase in other noninterest income of $37,000. The increase in other noninterest income was due to ATM surcharge fees.

Noninterest  Expenses

Noninterest expenses for the first quarter of 1998 amounted to $1,186,804, a decrease of $273,190, or 18.71 percent, from first quarter 1997 noninterest expense of $1,459,994. The decrease was primarily the result of a decrease in salary and wages of $80,000, professional fee expense of $45,500, FDIC assessment of $28,000, write-down of other assets $16,000, single business tax of $39,000, and insurance expense of $11,000.

BALANCE SHEET ANALYSIS

LIQUIDITY

Deposits at March 31, 1998 totaled $92,281,902 while federal funds sold were $16,941,000 (18.36% of total deposits). Total securities available-for-sale at March 31, 1998 were $31,840,757 (34.50% of total deposits). In addition, $5.7 million (6.19% of total deposits) of the Bank's $45.9 million of securities will mature within one year. Thus, the bank has a liquidity position such that management believes it is capable of funding loan demand or deposit withdrawals.

INVESTMENTS

The Bank had $45,947,157 of investment securities at March 31, 1998, compared
to $41,920,025 of such securities at December 31, 1997.    The following is a
summary of contractual maturities and weighted average yields for the investment portfolio at March 31, 1998. Yields are not calculated on a tax equivalent basis.

                                       Within           After One But         After Five But        After Ten
                                      One  Year       Within Five Years      Within Ten Years         Years         Total
                                      ---------       -----------------      ----------------         -----         -----
Available for sale
U.S. Treasury                          $         -               $   4,069        $            -   $          -    $   4,069
U.S. Government Agencies                     1,041                  16,250                10,080              -       27,371
Mortgage-backed                                186                      48                     -              -          234
Other                                            -                       -                     -            167          167
                                           -------                --------             ---------       --------    ---------
Total                                      $ 1,227                $ 20,367             $  10,080      $     167     $ 31,841
                                           =======                ========             =========      =========     ========


Weighted average yield                       6.04%                   6.14%                 6.83%          5.98%        6.16%


Held to maturity
U.S. Treasury                             $  2,990               $   3,998         $           -    $         -     $  6,988
U.S. Government Agencies                     1,495                   5,623                     -              -        7,118
                                           -------                --------          ------------     ----------      -------

Total                                     $  4,485               $   9,621         $           -    $         -      $14,106
                                          ========               =========         =============    ===========      =======

Weighted average yield                       5.73%                   6.14%                     -              -        6.01%

LOANS

The following table sets forth the composition of the Bank's loan portfolio at March 31, 1998.


Commercial                                          $11,240          27.20%
Commercial Real Estate                               10,314          24.96
Residential Real Estate                              13,740          33.26
Consumer                                              6,023          14.58
                                                    -------         ------
                                                    $41,317         100.00%
                                                    =======         ======

At March 31, 1998, the Bank had $2,451,000 of loans that were nonperforming. Nonperforming loans include non-accrual loans, loans with principal or interest past due 90 days or more, and other impaired loans. Non-accrual loans are those nonperforming and/or impaired loans on which the Bank does not accrue interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. Nonperforming loans and non-accrual loans are all considered "impaired loans" under SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." At March 31, 1998, total nonperforming and impaired loans amounted to 5.93% of aggregate loans at March 31, 1998, compared to 10.17% at the end of 1997.

The table included on page 13 details information concerning nonperforming, non-accrual and impaired loans, by loan type, as of March 31, 1998. The amount of interest income that would have been accrued on the loans on non-accrual status at March 31, 1998, had those loans remained current, was approximately $27,500.

At March 31, 1997, there were no significant loans other than those included in the above table, for which information was known that caused management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

The allowance for loan losses totaled $1,031,233 at March 31, 1998, compared to 1997 year end balance of $936,090. The allowance for loan losses represented 2.50% of loans compared with 2.30% at December 31, 1997. The allowance for loan losses was 79.80% of the aggregate of non-accrual loans and loans delinquent 90 days or more at March 31, 1998. At December 31, 1997, the allowance was 32.29% of such loans. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of the borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.

Loans charged off in the first quarter of 1998 aggregated $32,734. The charge offs were part of the Bank's continuing effort to address problem loans in the loan portfolio and improve the quality of the loan assets. The Bank's collection efforts in the first quarter of 1998 resulted in recoveries of $52,877 on loans previously charged off.

The table below presents management's allocation of the allowance for loan losses at March 31, 1998.


(in thousands)                            Allowance         Percent*
                                          ---------         --------
Commercial/Commercial real estate                   704             52%
Real estate mortgage                                 21             33
Consumer                                             90             15
Unallocated                                         216              -
                                                -------         ------

                                                  1,031            100%
                                                 ======         ======


*Represents percent of loans in each category as a percent of total loans

The following table summarizes activity in allowance for loan losses during the first quarter of 1998.


Average loans outstanding during the period
                                                                                   $40,591,970
                                                                                    ==========

Allowance for loan losses:
  Beginning balance
                                                                                       936,090
  Provision for credit losses
                                                                                        75,000
  Charge-Offs
                                                                                       (32,734)
  Recoveries
                                                                                        52,877
                                                                                   -----------
  Balance at end-of-period
                                                                                     1,031,233
                                                                                     =========

Charge-Offs by category
  Commercial
                                                                                        (2,321)
  Consumer
                                                                                       (28,064)
  Real-Estate mortgages
                                                                                        (2,349)
                                                                                    ----------
Total charge-offs
                                                                                       (32,734)

Recoveries by category
  Commercial
                                                                                         2,152
  Consumer
                                                                                        48,054
  Real-Estate mortgages
                                                                                         2,671
                                                                                    -----------
Total recoveries                                                                        52,877
                                                                                     ==========
Net loans charged off
                                                                                        20,143

Provision for loan losses as a percent of  average loans
                                                                                           .18%
Net loans charged off as a percent of average loans
                                                                                          (.05)%
Total loans charged off as a percent of average loans
                                                                                           .08%

DEPOSITS

The following is a summary of the average balances and average rates paid on deposits for the quarter ending March 31, 1998.

                                                Average Balance      Average Rate
                                                ---------------      ------------
(in thousands)
Non-interest bearing demand deposits                       32,669
Interest bearing demand deposits                            9,876               2.09

Savings deposits                                           14,663               2.29
Time deposits
  $100,000 or more *                                       15,403               3.74

  Other time deposits                                      14,710               4.81
                                                           ------

Total                                                      87,321
                                                           ======

* Includes approximately $4.6 million of non-interest bearing time deposits from the U.S. Treasury.

CAPITAL RESOURCES

The following table presents the components of Tier 1 Capital and Total Capital. Both Tier 1 and Total Capital exceed regulatory minimum requirements of 4.0 percent and 8.0 percent, respectively. The Tier 1 Leverage Ratio, also presented below, exceeds the regulatory minimum of 3.0 percent.

                                                       March 31, 1998       December 31, 1997
                                                       --------------       -----------------
Capital Components:
  Tier 1 Capital:
    Common Shareholders' Equity                              $ 6,060,197            $ 5,881,141
    Adjustments                                                   19,985                (54,882)
                                                             -----------             -----------
  Total Tier 1 Capital                                       $ 6,080,182            $ 5,826,259
                                                               =========              ==========


  Total Capital:

   Common Shareholders' Equity                               $ 6,060,197            $ 5,881,141
    Adjustments                                                   19,985                (54,882)
    Qualifying Allowance  for Possible Credit Losses           1,031,738                936,090
                                                               ---------              ----------


  Total Capital                                              $ 7,111,920            $ 6,762,349
                                                               =========              =========

Ratios (end of period):

  Risk-Based Capital Ratios:
    Tier 1 Capital Ratio                                          12.21%                  11.95%
    Total Capital Ratio                                           13.47%                  13.20%
  Tier 1 Leverage Ratio                                            5.75%                   6.08%

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings.  The judgment   for  wrongful  termination,  entered
         against the Corporation in October 1994, in the amount of $320,000 was reversed in March 1997 by the Michigan Court of Appeals holding that there was no liability by the Corporation, the Bank's subsidiary, or any of the individual defendants. The plaintiff sought leave of the Michigan Supreme Court to appeal the reversal by the Michigan Court of Appeals. On March 17, 1998, the Michigan Supreme Court denied the appeal holding that the questions should not be reviewed by the Court.

ITEM 2.  Changes in Securities - none.

ITEM 3.  Defaults upon senior securities.
         None

ITEM 4.  Submission of matters to vote of security holders.
         There were no matters submitted to a vote of the security holders during the quarter ended March 31, 1998.

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


                 FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                                   Registrant


May 12, 1998         /s/ Don Davis
                     -------------------------
                     Don Davis
                     Chief Executive Officer



May 12, 1998         /s/  Rose Ann Lacy
                     ------------------------
                     Rose Ann Lacy
                     Chief Financial Officer
                     Chief Accounting Officer