Form 10QSB
period 1998-06-30
FIRST INDEPENDENCE CORP
filed 1998-08-12
CIK 745140

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                                 -------------
                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from > to >

                         Commission File Number: 0-15777

                         FIRST INDEPENDENCE CORPORATION
                         ------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

             Michigan                                    38-2583843
             --------                                    ----------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                      44 Michigan, Detroit, Michigan 48226
                      ------------------------------------
                    (Address of Principal Executive Offices)

                                 (313) 256-8400
                                  -------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No   .
                                                              ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       336,760 shares of Common Stock ($1 par value) as of August 5, 1998.

Transitional Small Business Disclosure Format (check one):  Yes    ; No X .
                                                                ---    ---

                         FIRST INDEPENDENCE CORPORATION
                                      INDEX



PART 1.       FINANCIAL INFORMATION                                                                    Page No.
                                                                                                       --------
  Item 1.         Financial Statements

                  Condensed Consolidated Balance Sheet -
                    June 30, 1998 (Unaudited)........................................................        1

                  Condensed Consolidated Statements of Income - Three and
                    Six Months Ended June 30, 1998 (Unaudited) and
                    June 30, 1997 (Unaudited)........................................................        2

                  Consolidated Statements of Comprehensive Income - Three
                    and Six Months Ended June 30, 1998 (Unaudited) and
                    June 30, 1997 (Unaudited)........................................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 1998 (Unaudited) and
                    June 30, 1997 (Unaudited)........................................................        4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)...................        5


     Item 2.      Management's Discussion and Analysis or Plan of Operation..........................     6-10


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings..................................................................       11

     Item 2.      Changes in Securities and Use of Proceeds..........................................       11

     Item 3.      Defaults upon Senior Securities....................................................       11

     Item 4.      Submission of Matters to a Vote of Security Holders................................       11

     Item 5.      Other Information..................................................................       11

     Item 6.      Exhibits and Reports on Form 8-K...................................................       11

     SIGNATURES   ...................................................................................       12


PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------




                                                                                              June 30,
                                                                                                1998
                                                                                                ----
                                                                                             (Unaudited)
ASSETS
     Cash and due from banks                                                                $    2,726,635
     Federal funds sold                                                                         12,218,000
                                                                                            --------------
         Total cash and cash equivalents                                                        14,944,635

     Securities available for sale                                                              32,768,242
     Securities held to maturity (fair value of $13,698,964)                                    13,596,306
                                                                                            --------------
                                                                                                46,364,548

     Total loans                                                                                41,065,329
     Allowance for loan losses                                                                  (1,069,831)
                                                                                            --------------
                                                                                                39,995,498
     Premises and equipment - net                                                                3,117,928
     Accrued interest receivable and other assets                                                1,499,768
                                                                                            --------------

         Total assets                                                                       $  105,922,377
                                                                                            ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                                $   34,770,037
         Interest-bearing                                                                       53,415,085
                                                                                            --------------
                                                                                                88,185,122

     Short-term borrowings                                                                      11,001,263
     Accrued expenses and other liabilities                                                        454,192
     Long-term debt                                                                                900,000
                                                                                            --------------
         Total liabilities                                                                     100,540,577

Shareholders' equity
     Preferred stock                                                                             2,749,508
     Common stock, $1 par value:  500,000 shares authorized;
       336,760 shares issued and outstanding                                                       336,760
     Capital surplus                                                                             2,369,782
     Accumulated deficit                                                                          (100,104)
     Unrealized gain on securities available for sale                                               26,269
     Unrealized holding loss on securities transferred                                                (415)
                                                                                            --------------
         Total shareholders' equity                                                              5,381,800
                                                                                            --------------

              Total liabilities and shareholders' equity                                    $  105,922,377
                                                                                            ==============



     See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



------------------------------------------------------------------------------------------------------------------------------
                                                         ------Three Months Ended------        ------Six Months Ended------

                                                         June 30, 1998    June 30, 1997        June 30, 1998     June 30, 1997
                                                         -------------    -------------        -------------     -------------
Interest income
     Loans, including fees                                $   994,569      $ 1,009,843           $ 1,966,698       $ 2,078,465
     Federal funds sold                                       150,819          202,555               333,512           375,392
     Securities                                               709,983          459,273             1,398,512           887,675
                                                          -----------      -----------           -----------       -----------
                                                            1,855,371        1,671,671             3,698,722         3,341,532
Interest expense
     Deposits                                                 489,649          462,053               946,154           924,302
     Other borrowed funds                                     160,698           68,267               327,668           139,965
                                                          -----------      -----------           -----------       -----------
                                                              650,347          530,320             1,273,822         1,064,267
                                                          -----------      -----------           -----------       -----------

NET INTEREST INCOME                                         1,205,024        1,141,351             2,424,900         2,277,265

Provision for loan losses                                      75,000          348,693               150,000          (525,879)
                                                          -----------      -----------           -----------       -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         1,130,024          792,658             2,274,900         2,803,144

Noninterest income
     Service charges on deposit accounts                      181,229          206,061               346,475           406,465
     Net gain on sales of residential real estate loans         3,618           57,094                22,408           121,722
     Other noninterest income                                  55,179           27,788               153,495            89,165
                                                          -----------      -----------           -----------       -----------
                                                              240,026          290,943               522,378           617,352
Noninterest expense
     Salaries and employee benefits                           586,173          635,492             1,174,952         1,304,247
     Occupancy                                                304,911          333,856               617,461           667,586
     Professional services                                     47,500           30,000               115,000           143,000
     Other noninterest expense                                226,763          364,411               444,738           708,920
                                                          -----------      -----------           -----------       -----------
                                                            1,165,347        1,363,759             2,352,151         2,823,753
                                                          -----------      -----------           -----------       -----------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX                       204,703         (280,158)              445,127           596,743

Federal income tax expense                                          0                0                     0                 0
                                                          -----------      -----------           -----------       -----------

NET INCOME (LOSS)                                             204,703         (280,158)              445,127           596,743

Preferred stock dividend requirement                            8,550            8,550                17,100            17,100
                                                          -----------      -----------           -----------       -----------

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK                $   196,153      $  (288,708)          $   428,027       $   579,643
                                                          ===========      ===========           ===========       ===========

Basic and diluted earnings (loss) per common share        $      0.58      $     (0.86)          $      1.27       $      1.72
                                                          ===========      ===========           ===========       ===========




     See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------





                                                      ---Three months ended---             ---Six months ended---
                                                        June 30,        June 30,         June 30,        June 30,
                                                          1998            1997             1998            1997
                                                          ----            ----             ----            ----

Net income                                           $    204,703     $   (280,158)   $    445,127     $    596,743


Other comprehensive income, net of tax:

     Change in unrealized gains (losses)
       on securities                                       45,837           86,075         (29,030)          22,451
                                                     ------------     ------------    ------------     ------------


Comprehensive income                                 $    250,540     $   (194,083)   $    416,097     $    619,194
                                                     ============     ============    ============     ============






   See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                            Six Months Ended
                                                                                    June 30, 1998       June 30, 1997
                                                                                    -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $    445,127         $    596,743
     Adjustments to reconcile net income
       to net cash from operating activities:
         Depreciation                                                                  248,478              237,300
         Amortization of premiums and discounts on
           securities, net                                                              40,649               37,322
         Provision (credit) for loan losses                                            150,000             (525,879)
         Net change in:
              Accrued interest receivable and other assets                            (332,354)             231,605
              Accrued expenses and other liabilities                                  (177,244)              43,856
                                                                                  ------------         ------------
                  Net cash from operating activities                                   374,656              620,947

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                                              (439,609)           5,275,482
     Securities available for sale:
         Proceeds from maturities and principal paydowns                             9,168,923            1,048,346
         Purchases                                                                 (17,093,125)
     Securities held to maturity:
         Proceeds from maturities                                                    3,410,000            1,500,000
         Purchases                                                                                       (6,507,107)
     Premises and equipment expenditures, net                                         (120,501)            (142,632)
                                                                                  ------------         ------------
              Net cash from investing activities                                    (5,074,312)           1,174,089

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                          7,085,369             (873,122)
     Net change in short-term borrowings                                            (1,116,353)            (121,539)
     Dividends paid                                                                    (17,105)             (42,750)
                                                                                  ------------         ------------
         Net cash from financing activities                                          5,951,911           (1,037,411)
                                                                                  ------------         ------------

Net change in cash and cash equivalents                                              1,252,255              757,625

Cash and cash equivalents at beginning of period                                    13,692,380           14,321,988
                                                                                  ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 14,944,635         $ 15,079,613
                                                                                  ============         ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                    1,264,537            1,050,843



    See accompanying notes to condensed consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


--------------------------------------------------------------------------------
1.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements include the consolidated results of operations of First Independence Corporation ("the Corporation") and its wholly-owned subsidiary, First Independence National Bank of Detroit ("the Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results that may be achieved of operations for such periods. The results for the period ended June 30, 1998 should not be considered as indicative of results that may be achieved for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997.


2.   EARNINGS (LOSS) PER COMMON SHARE:

     Basic earnings (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share further assumes the issue of any potentially dilutive common shares. The weighted average number of common shares used in the calculation of both basic and diluted earnings (loss) per common share was 336,760 shares for the three and six months ended June 30, 1998 and 1997.


3.   COMPREHENSIVE INCOME:

     Under a new accounting standard, comprehensive income is now reported for all periods, effective for both interim and year-end financial statements for fiscal years beginning after December 31, 1997. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in net unrealized gains and losses on securities. Interim financial statements need only disclose total comprehensive income for each reported period.

Item 2.    Management's Discussion and Analysis or Plan of Operation.

--------------------------------------------------------------------------------
SUMMARY OF OPERATIONS

Net income for the second quarter of 1998 was $196,000, or $0.58 per common share, compared to a net loss of ($289,000) or ($0.86) per common share for the second quarter of 1997. The increase in net income for the second quarter 1998, as compared to 1997, was primarily the result of a decrease in the loan loss provision and a decrease in noninterest expense.

Net income for the six months ended June 30, 1998 was $445,000, or $1.27 per common share, compared to $597,000, or $1.72 per common share, for the six months ended June 30, 1997. The decrease was primarily the result of an increase in the provision for loan losses, offset by an increase in net interest income and a decrease in noninterest expense.

Net Interest Income: Net interest income for the second quarter of 1998 was $1,205,000, an increase of $64,000 from the second quarter of 1997 net interest income of $1,141,000. Net interest income for the six months ended June 30, 1998 was $2,425,000, an increase of $148,000 when compared to the six months ended June 30, 1997. The increase for both the second quarter and the first six months of 1998 as compared to 1997 was attributable to average earning assets increasing more than average interest-bearing liabilities. This increase was offset by a reduction in net interest margin due to lower yielding earning assets and higher rates on deposits.

Provision for Loan Losses: The provision for loan losses in the second quarter of 1998 was $75,000, a decrease of $274,000 from the second quarter of 1997. The decrease in the need for additional provisions for loan losses is a result of management's continued efforts on improving the quality of the loan portfolio.

The provision for loan losses for the six months ended June 30, 1998 was $150,000, an increase of $676,000 when compared to the $526,000 negative provision for loan losses for the six months ended June 30, 1997. The increase was the result of the February 21, 1997 insurance settlement of $1,441,721 from the Bank's claims related to "fictitious loans" originated in late 1995 and early 1996. The majority of this amount was recorded as a recovery to the allowance for loan losses in the first quarter of 1997. Consequently, management reduced the balance of the allowance for loan losses through a negative provision for loan losses of $875,000 in the first quarter of 1997, to a level considered adequate and consistent with management's evaluation of the adequacy of the allowance for loan losses.

Noninterest Income: Noninterest income for the second quarter of 1998 amounted to $240,000, a decrease of $51,000, or 18%, from the second quarter of 1997. The decrease was primarily due to a decrease in gains on sales of residential real estate loans of $53,000.

--------------------------------------------------------------------------------
                                   (Continued)

Item 2.    Management's Discussion and Analysis or Plan of Operation.

--------------------------------------------------------------------------------

SUMMARY OF OPERATIONS (Continued)

Noninterest income for the six months ended June 30, 1998 was $522,000, a decrease of $95,000 when compared to the six months ended June 30, 1997. The decrease was the result of a decrease in service charges on deposits of $60,000 and a decrease in gains on sales of residential real estate loans of $120,000, partially offset by an increase in other noninterest income of $64,000, primarily from additional surcharge fees on ATM usage. The decrease in gains on sales of residential real estate loans is primarily the result of less emphasis placed by management on the origination and sale of residential real estate loans.

Noninterest Expense: Noninterest expense for the second quarter of 1998 amounted to $1,165,000, a decrease of $199,000, or 15%, from the second quarter of 1997 noninterest expense of $1,364,000. The decrease was primarily the result of a decrease in salary and wages of $49,000, occupancy expense of $29,000 and other noninterest expense of $138,000.

For the six months ended June 30, 1998, noninterest expense of $2,350,000 was down $472,000 as compared to the six months ended June 30, 1997. The overall decrease was the result the following: salaries and employee benefits decreased $129,000, occupancy decreased $60,000, other asset writedowns decreased $79,000, the FDIC assessment decreased $51,000, and insurance expense decreased $34,000. Less emphasis by management on the origination and sale of residential real estate loans is also reflected in the reduction of such noninterest expenses.


BALANCE SHEET ANALYSIS

Liquidity: Federal funds sold were $12,218,000, or 13.9% of total deposits of $88,185,000 at June 30, 1998. Total securities available-for-sale at June 30, 1998 were $32,768,000, or 37% of total deposits. In addition, $11.4 million (13% of total deposits) of the Bank's $46.4 million of securities will mature within one year. Thus, the Bank has a liquidity position such that management believes it is capable of funding loan demand or deposit withdrawals.

Securities: The Bank had $46,365,000 of securities at June 30, 1998, compared to $41,920,000 at December 31, 1997. The increase in securities is the result of management's strategy to invest the excess funds made available from an increase in deposits into higher earning assets. Securities primarily consist of U.S. Treasury and U.S. Government and federal agency securities.


--------------------------------------------------------------------------------
                                   (Continued)

Item 2.    Management's Discussion and Analysis or Plan of Operation.

--------------------------------------------------------------------------------




BALANCE SHEET ANALYSIS (continued)

Loans: The following table sets forth the composition of the Bank's loan portfolio at June 30, 1998:

         Commercial                                                          $     12,019,000      29.3%
         Commercial real estate                                                     9,298,000      22.6
         Residential real estate                                                   13,766,000      33.5
         Consumer                                                                   5,982,000      14.6
                                                                             ----------------     -----

                                                                             $     41,065,000     100.0%
                                                                             ================     =====

At June 30, 1998, the Bank had $1,761,000 of loans that were considered nonperforming. Nonperforming loans include non-accrual loans, loans with principal or interest past due 90 days or more, and other impaired loans. Non-accrual loans are those loans on which the Bank does not accrue interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. Impaired loans are those loans which management does not expect to fully collect all principal and interest under the original terms of the loan. At June 30, 1998, total nonperforming and impaired loans amounted to 4.29% of aggregate loans at June 30, 1998, compared to 10.17% at December 31, 1997.

The amount of interest income that would have been accrued on the loans on non-accrual status at June 30, 1998, had those loans remained current, was approximately $35,000.

At June 30, 1998, there were no significant loans other than those identified above, for which information was known that would cause management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

The allowance for loan losses totaled $1,069,831 at June 30, 1998, compared to December 31, 1997 of $936,090. The allowance for loan losses represented 2.61% of total loans at June 30, 1998 compared with 2.30% at December 31, 1997. The allowance for loan losses was 60.8% of nonperforming loans at June 30, 1998 as compared to 22.6% of nonperforming loans at December 31, 1997. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of the borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.

Loans charged off in the second quarter of 1998 aggregated $89,505. The charge offs are part of the Bank's continuing effort to address problem loans in the loan portfolio and improve the quality of the loan assets. The Bank's collection efforts in the second quarter of 1998 resulted in recoveries of $73,246 on loans previously charged off.



--------------------------------------------------------------------------------

                                   (Continued)

Item 2.    Management's Discussion and Analysis or Plan of Operation.

--------------------------------------------------------------------------------


BALANCE SHEET ANALYSIS (continued)

The table below presents management's allocation of the allowance for loan losses by loan portfolio at June 30, 1998.


(In thousands)                                                                   Allowance      Percent
                                                                                 ---------      -------

         Commercial/commercial real estate                                      $      605           57%
         Real estate mortgage                                                           20            2
         Consumer                                                                       91            8
         Unallocated                                                                   354           33
                                                                                ----------        -----

                                                                                $    1,070          100%
                                                                                ==========        =====


The following table summarizes activity in the allowance for loan losses during the six months ended June 30, 1998.

         Average loans outstanding during the period                                      $     41,120,000
                                                                                          ================

         Allowance for loan losses
              Beginning balance                                                           $        936,090
              Provision for loan losses                                                            150,000
              Charge-offs                                                                          (89,505)
              Recoveries                                                                            73,246
                                                                                          ----------------

              Balance at end of period                                                    $      1,069,831
                                                                                          ================

         Charge-offs by category
              Commercial                                                                  $          2,321
              Consumer                                                                              84,835
              Real estate mortgages                                                                  2,349
                                                                                          ----------------

              Total charge-offs                                                           $         89,505
                                                                                          ================

         Recoveries by category
              Commercial                                                                  $          5,539
              Consumer                                                                              62,611
              Real estate mortgages                                                                  5,096
                                                                                          ----------------

              Total recoveries                                                            $         73,246
                                                                                          ================

         Net loans charged off                                                            $         16,261

         Provision for loan losses as a percent of average loans                                      0.36%
         Net loans charged off as a percent of average loans                                          0.04%
         Total loans charged off as a percent of average loans                                        0.22%




--------------------------------------------------------------------------------
                                   (Continued)

Item 2.    Management's Discussion and Analysis or Plan of Operation.

--------------------------------------------------------------------------------


BALANCE SHEET ANALYSIS (continued)

Deposits: The following is a summary of the average balances and average rates paid on deposits for the six months ending June 30, 1998.


                                                                                  Average        Average
(In thousands)                                                                    Balance         Rate
                                                                                  -------        -------
         Noninterest-bearing demand deposits                                    $   32,031
         Interest-bearing demand deposits                                            9,518          2.12%
         Savings deposits                                                           14,800          2.32
         Time deposits
              $100,000 or more *                                                    16,263          3.92
              Other time deposits                                                   14,718          4.83
                                                                                ----------

                                                                                $   87,330
                                                                                ==========

* Includes approximately $4.7 million of noninterest-bearing time deposits from the U.S. Treasury.

Capital Resources: The following table presents the components of Tier 1 Capital and Total Capital as of June 30, 1998. Both Tier 1 and Total Capital exceed regulatory minimum requirements of 4% and 8%, respectively. The Tier 1 Leverage Ratio, also presented below, exceeds the regulatory minimum of 3%.

                                                                               June 30,        December 31,
                                                                                 1998              1997
                                                                                 ----              ----
     Capital Components:
         Tier 1 Capital:
              Common shareholders' equity                                  $    6,280,137     $    5,881,141
              Adjustments                                                         (25,852)           (54,882)
                                                                           --------------     --------------

                                                                           $    6,254,285     $    5,826,259
                                                                           ==============     ==============
         Total Capital:
              Common shareholders' equity                                  $    6,280,137     $    5,881,141
              Adjustments                                                         (25,852)           (54,882)
              Qualifying allowance for possible credit losses                   1,070,000            936,090
                                                                           --------------     --------------

                                                                           $    7,324,285     $    6,762,349
                                                                           ==============     ==============
     Ratios (end of period):
         Risk-Based Capital Ratios:
              Tier 1 Capital Ratio                                                  11.97%             11.95%
              Total Capital Ratio                                                   13.23%             13.20%
         Tier 1 Leverage Ratio                                                       5.92%              6.08%




--------------------------------------------------------------------------------
                                                                             10.

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

Item 2.       Changes in Securities - none.

Item 3.       Defaults upon Senior Securities - none.

Item 4.       Submission of Matters to Vote of Security Holders.
              There were no matters submitted to a vote of the security holders during the six months ended June 30, 1998.

Item 5.       Other Information - none.

Item 6.       Exhibits and Reports on Form 8-K.
              Exhibits:
              (a) Exhibit 27-Financial Data Schedule
              Reports on Form 8-K:  None



--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          FIRST INDEPENDENCE CORPORATION
                                          Registrant

     Date:  8/12/98                       /s/ Don Davis
          ----------------------          ----------------------------------
                                          Don Davis, Chief Executive Officer


     Date:  8/12/98                       /s/ Rose Ann Lacy
          ----------------------          ----------------------------------
                                          Rose Ann Lacy, Chief Financial Officer









--------------------------------------------------------------------------------

                                 Exhibit Index
                                 -------------


Exhibit No.                             Description
-----------                             -----------
    27                             Financial Data Schedule