Form 10QSB
period 1998-09-30
FIRST INDEPENDENCE CORP
filed 1998-11-16
CIK 745140

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from > to >

                         Commission File Number: 0-15777

                         FIRST INDEPENDENCE CORPORATION
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Michigan                                      38-2583843
 -------------------------------            ------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                      44 Michigan, Detroit, Michigan 48226
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (313) 256-8400
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                          ---   --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        336,760 shares of Common Stock ($1 par value) as of October 27, 1998.

Transitional Small Business Disclosure Format (check one):  Yes   ; No X .
                                                               ---    ---

                         FIRST INDEPENDENCE CORPORATION
                                      INDEX



PART 1.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------

  Item 1.   Financial Statements
            --------------------

            Condensed Consolidated Balance Sheet -
              September 30, 1998 (Unaudited).................................. 1

            Condensed Consolidated Statements of Income - Three and
              Nine Months Ended September 30, 1998 (Unaudited) and
              September 30, 1997 (Unaudited).................................. 2

            Consolidated Statements of Comprehensive Income - Three
              and Nine Months Ended September 30, 1998 (Unaudited) and
              September 30, 1997 (Unaudited).................................. 3

            Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1998 (Unaudited) and
              September 30, 1997 (Unaudited).................................. 4

            Notes to Condensed Consolidated Financial Statements (Unaudited).. 5


  Item 2.   Management's Discussion and Analysis or Plan of Operation.......6-10


PART II.  OTHER INFORMATION

  Item 1.   Legal Proceedings.................................................11

  Item 2.   Changes in Securities and Use of Proceeds.........................11

  Item 3.   Defaults upon Senior Securities...................................11

  Item 4.   Submission of Matters to a Vote of Security Holders...............11

  Item 5.   Other Information.................................................11

  Item 6.   Exhibits and Reports on Form 8-K..................................11

  SIGNATURES   ...............................................................12

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                       September 30,
                                                                           1998
                                                                    ----------------
                                                                       (Unaudited)
ASSETS
     Cash and due from banks                                        $      2,674,405
     Federal funds sold                                                   10,214,000
                                                                    ----------------
         Total cash and cash equivalents                                  12,888,405

     Securities available for sale                                        37,032,992
     Securities held to maturity (fair value of $5,677,715)                5,588,216
                                                                    ----------------
                                                                          42,621,208

     Total loans                                                          40,686,256
     Allowance for loan losses                                            (1,143,964)
                                                                    ----------------
                                                                          39,542,292
     Premises and equipment - net                                          3,108,576
     Accrued interest receivable and other assets                          1,208,041
                                                                    ----------------
         Total assets                                               $     99,368,522
                                                                    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                        $     34,311,731
         Interest-bearing                                                 48,550,010
                                                                    ----------------
                                                                          82,861,741

     Short-term borrowings                                                 9,168,187
     Accrued expenses and other liabilities                                  535,813
     Long-term debt                                                          900,000
                                                                    ----------------
         Total liabilities                                                93,465,741

Shareholders' equity
     Preferred stock                                                       2,749,508
     Common stock, $1 par value:  500,000 shares authorized;
       336,760 shares issued and outstanding                                 336,760
     Capital surplus                                                       2,369,784
     Retained earnings                                                       112,627
     Unrealized gain on securities available for sale                        334,102
                                                                    ----------------
         Total shareholders' equity                                        5,902,781
                                                                    ----------------
              Total liabilities and shareholders' equity            $     99,368,522
                                                                    ================

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.
                                                                              1.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                       ----------Three Months Ended----------- -------------Nine Months Ended-------

                                                       September 30, 1998  September 30, 1997  September 30, 1998 September 30, 1997
                                                       ------------------  ------------------  ------------------ ------------------
Interest income
     Loans, including fees                             $     1,018,784     $    1,015,209      $    2,985,482      $    3,093,674
     Federal funds sold                                        144,234            173,387             477,746             548,779
     Securities                                                687,526            485,061           2,086,038           1,372,736
                                                       ---------------     --------------      --------------      --------------
                                                             1,850,544          1,673,657           5,549,266           5,015,189
Interest expense
     Deposits                                                  470,507            465,793           1,416,661           1,390,095
     Other borrowed funds                                      155,579             71,292             483,247             211,257
                                                       ---------------     --------------      --------------      --------------
                                                               626,086            537,085           1,899,908           1,601,352
                                                       ---------------     --------------      --------------      --------------

NET INTEREST INCOME                                          1,224,458          1,136,572           3,649,358           3,413,837

Provision for loan losses                                       75,000            125,000             225,000            (400,879)
                                                       ---------------     --------------      --------------      --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          1,149,458          1,011,572           3,424,358           3,814,716

Noninterest income
     Service charges on deposit accounts                       175,366            191,023             521,841             628,551
     Net gain on sales of residential real estate loans          2,086             37,088              24,494             158,809
     Other noninterest income                                   83,360             61,015             236,855             119,118
                                                       ---------------     --------------      --------------      --------------
                                                               260,812            289,126             783,190             906,478
Noninterest expense
     Salaries and employee benefits                            570,459            694,341           1,745,411           2,010,393
     Occupancy                                                 290,274            119,335             907,735             339,374
     Professional services                                      77,500             30,000             192,500             173,000
     Other noninterest expense                                 242,206            498,287             686,944           1,642,949
                                                       ---------------     --------------      --------------      --------------
                                                             1,180,439          1,341,963           3,532,590           4,165,716
                                                       ---------------     --------------      --------------      --------------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX                        229,831            (41,265)            674,958             555,478

Federal income tax expense                                           0                  0                   0                   0
                                                       ---------------     --------------      --------------      --------------

NET INCOME (LOSS)                                              229,831            (41,265)            674,958             555,478

Preferred stock dividend requirement                             8,550              8,550              25,650              25,650
                                                       ---------------     --------------      --------------      --------------

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK             $       221,281     $      (49,815)     $      649,308      $      529,828
                                                       ===============     ==============      ==============      ==============

Basic and diluted earnings (loss) per common share     $           .66     $         (.15)     $         1.93      $         1.57
                                                       ===============     ==============      ==============      ==============


--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                    -----Three months ended------   -------Nine months ended-------
                                                     September 30,  September 30,     September 30,    September 30,
                                                         1998           1997              1998             1997
                                                     -------------  -------------     -------------    -------------
Net income                                          $    229,831     $   (41,265)   $      674,958     $    555,478
Other comprehensive income, net of tax:
     Change in unrealized gains (losses)
       on securities                                     444,417         (10,225)          415,387           75,850
                                                    ------------     -----------    --------------     ------------
Comprehensive income                                $    674,248     $   (51,490)   $    1,090,345     $    631,328
                                                    ============     ===========    ==============     ============



























--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                            Nine Months Ended
                                                                    September 30, 1998  September 30, 1997
                                                                    ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                     $       674,958     $       555,478
     Adjustments to reconcile net income
       to net cash from operating activities:
         Depreciation                                                       365,096             355,018
         Amortization of premiums and accretion of
           discounts on securities, net                                      59,983              56,439
         Provision (credit) for loan losses                                 225,000            (400,879)
         Net loss on sale/writedown of other assets                                              72,631
         Net change in:
              Accrued interest receivable and other assets                  (40,627)            464,817
              Accrued expenses and other liabilities                       (231,792)            (28,837)
                                                                    ---------------     ---------------
                  Net cash from operating activities                      1,052,618           1,074,667

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                                    (61,403)          5,108,435
     Securities available for sale:
         Proceeds from maturities and principal paydowns                 16,193,923           3,055,939
         Purchases                                                      (23,092,031)         (7,283,999)
     Securities held to maturity:
         Proceeds from maturities                                         6,552,329           5,500,000
         Purchases                                                                           (5,526,450)
     Premises and equipment expenditures, net                              (227,767)           (167,067)
                                                                    ---------------     ---------------
              Net cash from investing activities                           (634,949)            686,858

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                               1,761,988          (1,272,342)
     Net change in short-term borrowings                                 (2,949,429)            297,035
     Payment of interest on Senior Notes                                                        (81,250)
     Dividends paid                                                         (34,203)            (59,850)
                                                                    ---------------     ---------------
         Net cash from financing activities                              (1,221,644)         (1,116,407)
                                                                    ---------------     ---------------

Net change in cash and cash equivalents                                    (803,975)            645,118

Cash and cash equivalents at beginning of period                         13,692,380          14,321,988
                                                                    ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $    12,888,405     $    14,967,106
                                                                    ===============     ===============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                   $     1,400,950    $      1,361,249


--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.
                                                                              4.

                         FIRST INDEPENDENCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements include the consolidated results of operations of First Independence Corporation ("the Corporation") and its wholly-owned subsidiary, First Independence National Bank of Detroit ("the Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results that may be achieved of operations for such periods. The results for the period ended September 30, 1998 should not be considered as indicative of results that may be achieved for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1997.


2.   EARNINGS (LOSS) PER COMMON SHARE:

     Basic earnings (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share further assumes the issue of any potentially dilutive common shares. The weighted average number of common shares used in the calculation of both basic and diluted earnings (loss) per common share was 336,760 shares for the three and nine months ended September 30, 1998 and 1997.


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






--------------------------------------------------------------------------------
                                                                              5.

Item 2.    Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------------------

SUMMARY OF OPERATIONS

Net income for the third quarter of 1998 was $221,281, or $0.66 per common share, compared to a net loss of ($49,815) or ($0.15) per common share for the third quarter of 1997. The increase in net income for the third quarter 1998, as compared to 1997, was primarily the result of a decrease in the loan loss provision and a decrease in noninterest expense.

Net income for the nine months ended September 30, 1998 was $649,308, or $1.93 per common share, compared to $529,828, or $1.57 per common share, for the nine months ended September 30, 1997. The increase was primarily the result of an increase in net interest income and a decrease in noninterest expense.

Net Interest Income: Net interest income for the third quarter of 1998 was $1,224,458, an increase of $87,886 from the third quarter of 1997 net interest income of $1,136,572. Net interest income for the nine months ended September 30, 1998 was $3,649,358, an increase of $235,521 when compared to the nine months ended September 30, 1997. The increase for both the third quarter and the first nine months of 1998 as compared to 1997 was attributable to average earning assets increasing more than average interest-bearing liabilities. This increase was offset by a reduction in net interest margin due to lower yielding earning assets and higher rates on deposits.

Provision for Loan Losses: The provision for loan losses in the third quarter of 1998 was $75,000, a decrease of $50,000 from the third quarter of 1997. The decrease in the need for additional provisions for loan losses is a result of management's continued efforts on improving the quality of the loan portfolio.

The provision for loan losses for the nine months ended September 30, 1998 was $225,000, compared to the ($400,879) negative provision for loan losses for the nine months ended September 30, 1997. The credit to the provision in 1997 was the result of the February 21, 1997 insurance settlement of $1,441,721 from the Bank's claims related to "fictitious loans" originated in late 1995 and early 1996. The majority of this amount was recorded as a recovery to the allowance for loan losses in the first quarter of 1997. Consequently, management reduced the balance of the allowance for loan losses through a negative provision for loan losses of $875,000 in the first quarter of 1997, to a level considered adequate and consistent with management's evaluation of the adequacy of the allowance for loan losses.

Noninterest Income: Noninterest income for the third quarter of 1998 amounted to $260,812, a decrease of $28,314, or 9.8%, from the third quarter of 1997. The decrease was primarily due to a decrease in gains on sales of residential real estate loans of approximately $35,000.







--------------------------------------------------------------------------------
                                   (Continued)
                                                                              6.

Item 2.    Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------------------


SUMMARY OF OPERATIONS (Continued)

Noninterest income for the nine months ended September 30, 1998 was $783,190, a decrease of $123,288 when compared to the nine months ended September 30, 1997. The decrease was the result of a decrease in service charges on deposits of $106,710 and a decrease in gains on sales of residential real estate loans of $134,315, partially offset by an increase in other noninterest income of $117,737, primarily from additional surcharge fees on ATM usage. The decrease in gains on sales of residential real estate loans is primarily the result of less emphasis placed by management on the origination and sale of residential real estate loans.

Noninterest Expense: Noninterest expense for the third quarter of 1998 amounted to $1,180,439, a decrease of $161,524, or 12%, from the third quarter of 1997 noninterest expense of $1,341,963. The decrease was primarily the result of a decrease in salary and wages of $123,882 and other noninterest expense of $256,081.

For the nine months ended September 30, 1998, noninterest expense of $3,532,590 was down $633,126 as compared to the nine months ended September 30, 1997. The overall decrease was the result the following: salaries and employee benefits decreased $264,982, the FDIC assessment decreased $71,312, insurance expense decreased $46,631, and occupancy decreased $32,576. The decrease in salaries and employee benefits was the result of employee departures. Less emphasis by management on the origination and sale of residential real estate loans is also reflected in the reduction of such noninterest expenses.


BALANCE SHEET ANALYSIS

Liquidity: Federal funds sold were $10,214,000, or 12% of total deposits of $82,861,741 at September 30, 1998. Total securities available-for-sale at September 30, 1998 were $37,032,992, or 45% of total deposits. Thus, the Bank has a liquidity position such that management believes it is capable of funding loan demand or deposit withdrawals.

Securities: The Bank had approximately $42,620,000 of securities at September 30, 1998, compared to $41,920,000 at December 31, 1997. The increase in securities is the result of management's strategy to invest the excess funds made available from an increase in deposits into higher earning assets. Securities primarily consist of U.S. Treasury and U.S. Government and federal agency securities.




--------------------------------------------------------------------------------

                                  (Continued)

Item 2.  Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------------------

BALANCE SHEET ANALYSIS (continued)

Loans: The following table sets forth the composition of the Bank's loan portfolio (in thousands) at September 30, 1998:

         Commercial                                    $   11,780        29.0%
         Commercial real estate                             8,535        21.0
         Residential real estate                           14,322        35.2
         Consumer                                           6,049        14.8
                                                       ----------    --------

                                                       $   40,686       100.0%
                                                       ==========    ========

At September 30, 1998, the Bank had $1,143,423 of loans that were considered nonperforming. Nonperforming loans include non-accrual loans, loans with principal or interest past due 90 days or more, and other impaired loans. Non-accrual loans are those loans on which the Bank does not accrue interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. Impaired loans are those loans which management does not expect to fully collect all principal and interest under the original terms of the loan. At September 30, 1998, total nonperforming and impaired loans amounted to 2.81% of aggregate loans at September 30, 1998, compared to 10.17% at December 31, 1997.

At September 30, 1998, there were no significant loans other than those identified above, for which information was known that would cause management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

The allowance for loan losses totaled $1,143,964 at September 30, 1998, compared to December 31, 1997 of $936,090. The allowance for loan losses represented 2.81% of total loans at September 30, 1998 compared with 2.30% at December 31, 1997. The allowance for loan losses was 100% of nonperforming loans at September 30, 1998 as compared to 22.6% of nonperforming loans at December 31, 1997. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of the borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.

Loans charged off in the third quarter of 1998 aggregated $55,021. The charge offs are part of the Bank's continuing effort to address problem loans in the loan portfolio and improve the quality of the loan assets. The Bank's collection efforts in the third quarter of 1998 resulted in recoveries of $54,154 on loans previously charged off.








--------------------------------------------------------------------------------
                                  (Continued)

Item 2.  Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------------------

BALANCE SHEET ANALYSIS (continued)

The table below presents management's allocation of the allowance for loan losses by loan portfolio at September 30, 1998.


(In thousands)                                           Allowance      Percent
                                                         ---------      -------
         Commercial/commercial real estate              $      518           45%
         Real estate mortgage                                   21            2
         Consumer                                               91            8
         Unallocated                                           514           45
                                                        ----------       ------

                                                        $    1,144          100%
                                                        ==========       ======


The following table summarizes activity in the allowance for loan losses during the nine months ended September 30, 1998.

         Average loans outstanding during the period           $     41,329,000
                                                               ================

         Allowance for loan losses
              Beginning balance                                $        936,090
              Provision for loan losses                                 225,000
              Charge-offs                                              (144,526)
              Recoveries                                                127,400
                                                               ----------------

              Balance at end of period                         $      1,143,964
                                                               ================

         Charge-offs by category
              Commercial                                       $        (45,171)
              Consumer                                                  (97,006)
              Real estate mortgages                                      (2,349)
                                                               ----------------

              Total charge-offs                                $       (144,526)
                                                               ================

         Recoveries by category
              Commercial                                       $          6,397
              Consumer                                                  111,151
              Real estate mortgages                                       9,852
                                                               ----------------

              Total recoveries                                 $        127,400
                                                               ================

         Net loans charged off                                 $        (17,126)

         Provision for loan losses as a percent of average loans            .54%
         Net loans charged off as a percent of average loans                .04%
         Total loans charged off as a percent of average loans              .35%




--------------------------------------------------------------------------------
                                  (Continued)
                                                                              9.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------------------


BALANCE SHEET ANALYSIS (continued)

Deposits: The following is a summary of the average balances and average rates paid on deposits for the nine months ending September 30, 1998.


                                                         Average       Average
(In thousands)                                           Balance        Rate
                                                         -------        ----
         Noninterest-bearing demand deposits           $   32,149
         Interest-bearing demand deposits                   8,663        2.13%
         Savings deposits                                  14,692        2.33
         Time deposits
              $100,000 or more *                           16,273        3.98
              Other time deposits                          14,774        4.84
                                                       ----------

                                                       $   86,551
                                                       ==========

* Includes approximately $4.2 million of noninterest-bearing time deposits from the U.S. Treasury.

Capital Resources: The following table presents the components of Tier 1 Capital and Total Capital as of September 30, 1998. Both Tier 1 and Total Capital exceed regulatory minimum requirements of 4% and 8%, respectively. The Tier 1 Leverage Ratio, also presented below, exceeds the regulatory minimum of 3%.


                                                 September 30,    December 31,
                                                    1998             1997
                                                    ----             ----
     Ratios (end of period):
         Risk-Based Capital Ratios:
Tier 1 Capital Ratio                                12.91%           11.95%
Total Capital Ratio                                 14.18%           13.20%
Tier 1 Leverage Ratio                                6.30%            6.08%

YEAR 2000 ISSUE

The approach of the Year 2000 presents potential problems to businesses that utilize computers in their daily operations. Some computer systems may not be able to properly interpret dates after December 31, 1999, because they use only two digits to indicate the year in the date. Therefore, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000.

The Corporation has formed a Year 2000 Committee (the "Committee") to address the potential problems associated with the Year 2000 computer issue. The Committee, consisting of directors, officers and employees of the Corporation, meets on a regular basis and provides regular reports to the Board of Directors detailing progress with the Year 2000 issue.

--------------------------------------------------------------------------------
                                                                             10.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

--------------------------------------------------------------------------------


Costs to the Corporation related to the Year 2000 issue are estimated to be approximately $150,000. It is impossible to predict the exact expenses associated with the Year 2000 issue and additional funds may be needed for unknown expenses related to Year 2000 testing, training, and education, as well as system and software replacements.

As with any organization that depends on technology, particularly computer systems and software, a Year 2000 related failure poses a significant threat to continued business operations. While the Corporation is doing everything in its power to ensure Year 2000 readiness, we recognize that the success of our third party providers is vital to our success. Of primary concern are local utility and telecommunication companies. These, in addition to other third parties, have been contacted and we are monitoring their progress towards their own Year 2000 readiness. Another potential risk to the Corporation includes lending and deposit relationships. The Committee is currently evaluating these two groups and assessing any potential risks, as well as establishing any necessary corrective procedures.

Despite careful planning by the Corporation, we recognize there may be circumstances beyond our control that may prohibit us from operating "as usual" after December 31, 1999. The Committee is currently in the process of establishing a contingency plan to address potential Year 2000 problems.



























--------------------------------------------------------------------------------
                                                                             11.

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

Item 2.         Changes in Securities - none.

Item 3.         Defaults upon Senior Securities - none.

Item 4.         Submission of Matters to Vote of Security Holders.
                There were no matters submitted to a vote of the security holders during the nine months ended September 30, 1998.

Item 5.         Other Information - none.

Item 6.         Exhibits and Reports on Form 8-K.
                Exhibits:
                (a) Exhibit 27-Financial Data Schedule
                Reports on Form 8-K:  None












--------------------------------------------------------------------------------
                                                                             12.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST INDEPENDENCE CORPORATION
                                        Registrant

     Date: November 16, 1998            /s/ William Fuller
          ------------------            --------------------------------------
                                        William Fuller, President

     Date: November 16, 1998            /s/ Rose Ann Lacy
          ------------------            --------------------------------------
                                        Rose Ann Lacy, Chief Financial Officer





























--------------------------------------------------------------------------------
                                                                             13.

                                 EXHIBIT INDEX



Exhibit Number                         Description
--------------                         -----------

     27                          Financial Data Schedule