Form 10KSB40
period 1998-12-31
FIRST INDEPENDENCE CORP
filed 1999-03-31
CIK 745140

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-KSB

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

For the fiscal year ended December 31, 1998          Commission File No. 0-15777

                         FIRST INDEPENDENCE CORPORATION
                 (Name of small business issuer in its charter)

                           MICHIGAN                                                 38-2583843
(State or other jurisdiction of incorporation or organization)          (IRS Employer Identification No.)

                   44 MICHIGAN AVENUE, DETROIT, MICHIGAN 48226
                    (Address of principal executive offices)

                                 (313) 256-8400
                           (Issuer's telephone number)

           Securities registered under Section 12(b) of the Act: NONE Securities registered under Section 12(g) of the Act: COMMON STOCK, PAR VALUE
                                 $1.00 PER SHARE

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES X  NO
   ---    ---

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for its most recent fiscal year was $8,536,425.

         The aggregate market value of voting stock of the registrant held by nonaffiliates was approximately $1,043,914 as of March 31, 1999, based on an appraisal as of December 31, 1998. There is no trading market for the Issuer's Common Stock. For purposes of this calculation, 210,225 shares owned by the members of the Corporation's Board of Directors have been excluded.)

         As of March 31, 1999, 336,760 shares of Common Stock of the issuer were outstanding.

                                       DOCUMENTS INCORPORATED BY REFERENCE:

Parts II and III                       Portions of 1998 Annual Report to the
                                       Shareholders of the issuer for the year
                                       ended December 31, 1998.

Part III                               Portions of the Proxy Statement of the
                                       issuer dated            .

Transitional Small Business Disclosure Format        YES  X    NO
                                                         ---       ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE CORPORATION

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

EFFECT OF GOVERNMENT MONETARY POLICIES

The earnings of the Corporation are affected by domestic economic conditions and the monetary and fiscal policies of the United States government, its agencies, and the Federal Reserve Board. The Federal Reserve Board's monetary policies have had, and will likely continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order to, among other things, curb inflation or avoid a recession. The policies of the Federal Reserve Board have a major effect upon the levels of bank loans, investments and deposits through its open market operations in United States government securities, and through its regulation of, among other things, the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies. The Bank maintains reserves directly with the Federal Reserve Bank of Chicago to the extent required by law.

SUPERVISION AND REGULATION

Various federal laws and regulations affect the businesses of the Corporation and the Bank. These laws and regulations are administered with respect to the Corporation and the Bank by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Office of the Comptroller of the Currency (the "Comptroller"), respectively. In 1991, in the exercise of the supervisory and regulatory authority over the Corporation and the Bank, the Federal Reserve Board and the Comptroller required the Corporation's and the Bank's Board of Directors to adopt a resolution and enter into a formal agreement requiring the Board to manage and improve certain operations, comply with certain laws and regulations, to conserve and increase capital of the Corporation and the Bank, and to manage and improve loan quality. On January 16, 1998, the Comptroller of the Currency terminated the formal agreement with the Bank.

The Corporation, as a bank holding company under the Bank Holding Company Act, is required to file an annual report with the Federal Reserve Board and such additional information as the Federal Reserve Board may require pursuant to the Bank Holding Company Act, and is subject to examination by the Federal Reserve Board.

The Bank Holding Company Act limits the activities which may be engaged in by the Corporation and its subsidiary to those of banking and the management of banking organizations, and to certain non-banking activities, including those activities which the Federal Reserve Board may find, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board is empowered to differentiate between activities by a bank holding company, or a subsidiary thereof, and activities commenced by acquisition of a going concern.

With respect to non-banking activities, the Federal Reserve Board has, by regulation, determined that certain non-banking activities are closely related to banking within the meaning of the Bank Holding Company Act. These activities include, among other things, operating a mortgage company, finance company, credit card company or factoring company, performing certain data processing operations, providing certain investment and financial advice, acting as an insurance agent for certain types of credit related insurance, leasing property on a full-payout, nonoperating basis; and, subject to certain limitations, providing discount securities brokerage services for customers. The Corporation has no current plans to engage in non-banking activities.

The Bank is subject to certain restrictions imposed by federal law on any extension of credit to the Corporation for investments in stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Federal law prevents the Corporation from borrowing from the Bank unless the loans are secured in designated amounts.

With respect to the acquisition of banking organizations, the Corporation is required to obtain the prior approval of the Federal Reserve Board before it can acquire all or substantially all of the assets of any bank, or acquire ownership or control of any voting shares of any bank, if, after such acquisition, it will own or control more than 5% of the voting shares of such bank. Acquisitions across state lines are subject to certain state and Federal Reserve Board restrictions.


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

The Bank's main office and two branches are all located in the City of Detroit. The Bank plans to open a new branch in Greektown in April 1999. Although the Detroit area economy is affected by the cycle of the automobile industry, it has become more diverse in the past decade. Nevertheless, when that industry is strong, employment and wages are high and stable. When the automobile industry is performing weakly, employment is lower and many businesses which serve the automobile companies tend to slow down. This could impact business and retail customers' ability to repay their loans if their business declines or if they lose their jobs. Management believes that, in this way, the business of the Bank is indirectly affected by the automobile industry. Deposits and business activity of governmental units are affected by the tax revenues which vary with the overall levels of activity in the automobile industry. However, the volume of business which is small in relation to their total banking business.

Thus, factors affecting the general level of economic activity are more likely to affect the Bank indirectly. In 1994, Detroit's Enterprise Zone was selected as one of four such zones in the United States for $100 million of Federal funding over a ten-year period. This has spawned commitments of approximately $2 billion of financing and investment in the City of Detroit over the same ten year period and the Bank expects to participate and benefit from those financing opportunities and the new development which could occur in the city over that period.

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

EMPLOYEES

At December 31, 1998, the Bank employed 61 full-time equivalent employees. None of the employees are unionized. The Corporation has no employees of its own and no payroll since it engages in no active business. While relationships between management and other employees are considered good, management is continuing to build stronger relationships, loyalty, and more efficient work habits. Techniques used include regular meetings with employees, training opportunities, and use of consultants form time to time for enhancing communication within the Bank.

OTHER TRENDS, EVENTS AND UNCERTAINTIES

On February 21, 1997, the Bank received approximately $1,445,000 from its fidelity insurance underwriters in settlement of the Bank's claims related to the fictitious "loans" made by the consumer loan officer with no lending authority. As a result, the Bank has recorded a recovery of $1,137,000 for the amounts previously charged off. The remaining balance of the insurance proceeds were used to pay down the value of the fictitious "loans" that were not charged off. Management is not aware of any other significant trends, events or uncertainties, or recommendations by regulatory authorities, that will have or are reasonably likely in management's opinion, to have a material effect on the Corporation" liquidity, capital resources or operations.

CONSOLIDATED STATISTICAL INFORMATION

Management's discussion and analysis includes selected statistical information.

SECURITIES PORTFOLIO

Detail for the securities portfolio is included in management's discussion and analysis as well as in Note 3 to the consolidated financial statements.

LOAN PORTFOLIO

Detail and information relative to the loan portfolio is included in management's discussion and analysis.

ALLOWANCE FOR LOAN LOSSES

In each accounting period, the allowance for loan and lease losses is adjusted by management to the amount necessary to maintain the allowance at adequate levels. Through its credit department, management will attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

The primary risk element considered by management with respect to each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan customers, and periodically reviews existence of collateral and its value.

Additional detail regarding the allowance for loan losses is included in management's discussion and analysis and Note 4 in the consolidated financial statements.

Although management believes that the allowance for loan and lease losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to the size of the allowance for loans and lease losses.

RETURN ON EQUITY AND ASSETS

Return on Equity and Asset information is included in management's discussion and analysis included in the consolidated financial statements.


ITEM 2.  DESCRIPTION OF PROPERTIES

The 28,500 square foot headquarters of the Corporation and the Bank, located at 44 Michigan Avenue, Detroit, Michigan, was purchased by the Bank in March 1987. The Bank also owns the land and a 4,000 square foot branch at 12200 Livernois in Detroit. The Bank leases the premises at 7020 West Seven Mile Road, and Greektown branch location which is slated to open in April 1999. These properties are considered by management to be well maintained and adequate for the purpose intended.

ITEM 3.  LEGAL PROCEEDINGS

The Bank is routinely engaged in litigation, both as plaintiff and defendant, which is incidental to its business, and in certain proceedings, claims or counterclaims have been asserted against it. Management does not currently anticipate that the ultimate liability, if any, arising out of such litigation will have a material effect on the consolidated financial position of the Corporation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 1998, there were 336,760 shares of the Corporation's common stock issued and outstanding. The stock was held by approximately 2,070. During 1998, to the knowledge of the Corporation's management, an established trading market did not, and does not, exist for these shares. For purposes of estimating values of the Registrant's common stock, the value determined by an independent appraisal as of December 31, 1998 for the Corporation's Employee Stock Ownership Plan has been used.

Federal law (12 U.S.C. Section 60) limits payment of dividends to the net profits of a bank remaining after ten (10%) percent of the net profits of each half year of operations are transferred to capital surplus, and the dividend paid in any calendar year may not, without the prior approval of the Comptroller, exceed the net profits of the current year plus the net profits of the two preceding years (less the required transfers to surplus). 12 U.S.C.
Section 56 provides that dividends may be paid only from net earnings and not from the Bank's capital. Due to the Formal Agreement the Bank could not pay dividends without prior approval of the Comptroller of the Currency (before the agreement was terminated on January 16, 1998) and the Federal Reserve Bank of Chicago.

The Bank requested and received the approval of the Comptroller of the Currency and the FDIC to pay dividends to the Corporation in an amount sufficient of the Corporation to pay the 1996 and 1997 dividends on Class A and B Preferred Stock, interest on Senior Notes, and dividends on the Class C Preferred Stock, Series MI-1 and Series 1994-1. The Bank is current on all long-term debt interest obligations and Class A and Class B Preferred Stock dividends. Class C Preferred Stock dividends were paid in 1998. Cash dividends on common stock were not declared or paid in 1989 through 1998. No cash dividends may be paid on the Common Stock until dividends are paid or provided for on the Class A and Class B Preferred Stock and Class C Preferred Stock, Series 1994-1 and Series MI-1.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This Management's Discussion and Analysis should be read in conjunction with the consolidated financial statements contained herein. This discussion provides information about the consolidated financial condition and results of operations of First Independence Corporation ("Corporation") and its wholly-owned subsidiary, First Independence National Bank of Detroit ("Bank").

FORWARD-LOOKING STATEMENTS

The following discussion contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Corporation and Bank. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. The Corporation undertakes no obligation to update, amend, or clarify forward-looking statements, whether as a result of new information, future events (whether anticipated or unanticipated), or otherwise.

Future Factors include changes in interest rates and interest rate relationships; demand for products and services: the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

                             SELECTED FINANCIAL DATA

                                                      1998            1997
                                                      ----            ----
                                          (Dollars in thousands except per share data)
CONSOLIDATED RESULTS OF OPERATIONS:
Interest income                                     $  7,463       $  6,784
Interest expense                                       2,546          2,182
                                                    --------       --------
Net interest income                                    4,917          4,602
Provision for loan losses                                255           (291)
Noninterest income                                     1,073          1,555
Noninterest expense                                    4,789          5,584
                                                    --------       --------
Income (loss) before income tax expense                  946            864
Income tax expense                                         0              0
                                                    --------       --------
Net income (loss)                                        946            864


CONSOLIDATED BALANCE SHEET DATA:

Total assets                                         123,623         99,732
Cash and cash equivalents                             27,970         13,692
Total securities                                      52,756         41,920
Loans, net of deferred loan fees                      39,557         40,642
Allowance for loan losses                              1,175            936

Deposits                                              94,798         81,100
Securities sold under agreements to repurchase        16,649          7,118
Shareholders' equity                                   5,777          4,962


CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                0.88%          0.89%
Return on average shareholders' equity                 17.32%         14.60%

Nonperforming loans to loans                            3.37%         10.17%
Allowance for loan losses to loans                      2.97%          2.30%

Tier 1 leverage risk-based capital (Bank only)         12.06%         11.95%
Tier 1 leverage capital (Bank only)                     5.75%          6.08%
Total risk-based capital (Bank only)                   13.32%         13.20%


PER SHARE DATA:

Net Income:
     Basic                                          $   2.71       $   2.20
     Diluted                                            2.71           2.20
Book value at end of period                            17.26          14.80

FINANCIAL CONDITION

The Corporation experienced significant asset growth during 1998. Assets of the Corporation increased from $99.7 million on December 31, 1997 to $123.6 million on December 31, 1998. This represents an increase in total assets of $23.9 million, which was primarily comprised of a $13 million increase in federal funds sold and a $10.8 million increase in investment securities. The increase in assets was primarily funded by a $13.7 million increase in deposits, and a $9.5 million increase in securities sold under agreements to repurchase (repurchase agreements).

EARNING ASSETS
The loan portfolio decreased approximately $1.1 million during 1998, compared to 1997. The Corporation's management has placed emphasis on increasing the loan portfolio for the purpose of enhancing yield on earning assets and increasing the level of investment by the Corporation in its urban community. Management is implementing higher credit standards than in the past, designed to improve the performance of the portfolio while incurring fewer loan losses. The decline in the commercial real estate and consumer portfolios is due to runoff and tightening of underwriting guidelines.

Commercial loans are generally secured by accounts receivable, inventory, and machinery and equipment. In most cases, these loans are also secured by real estate. These loans are subject to the risks of the industries in which they do business, such as auto supply, restaurants, retail sales, or various kinds of distribution. The value of the collateral and business cash flow are the primary sources of repayment. Commercial real estate includes apartment buildings, churches, warehouses, strip shopping areas and other retail buildings. The cash flow from these properties is the primary source of repayment. The collateral provides the ultimate source of repayment in event of default. Commercial real estate loans to religious organizations comprise 9.4% of the Bank's total loans at December 31, 1998. Commercial loans to apartment building operators comprise 10.7% of the Bank's total loans at December 31, 1998.

Residential real estate is the largest loan category as of December 31, 1998, and depends upon the cash flow of individual owners. Their cash flow usually depends on employment and the business climate. Most homeowners will make their home mortgage the highest priority of their financial obligations, but when they are unable to pay, the value of the home and its location are very important factors to repayment of the loan.

Consumer loans are primarily secured by second mortgages on homes for home improvement loans. In some cases, the Bank obtains FHA mortgage insurance on the loan (which insures 90% of the loan), but such insurance depends upon the size of the Bank's portfolio. The insurance fund is limited to 10% of the total amount of such loans owned by the Bank. The primary collateral for home improvement loans is the home. Thus, the value of the collateral and the amount of the first mortgage are important to repayment. Other consumer loans include automobile, boat loans, and credit card loans. In addition, there are consumer lines of credit which, in some cases, are secured by the borrower's home equity. In all of these cases, the principal risk is the cash flow of the borrower. The secondary risk is the value of the collateral and, in the case of home equity loans, the amount of the first mortgage in relation to the Bank's second mortgage bears strongly on the actual value of the Bank's lien position.

The following table presents the maturity of total loans outstanding as of December 31, 1998, according to scheduled repayments of principal. All figures are stated in thousands of dollars.

                                                            0-1              1-5           After 5
                                                           Year             Years           Years           Total
                                                           ----             -----           -----           -----
   Commercial real estate - fixed rate               $     2,687       $     3,861      $     851       $     7,399
   Commercial real estate - variable rate                    351               667                            1,018
   Commercial - fixed rate                                 1,851             3,910            696             6,457
   Commercial - variable rate                              3,616               744             20             4,380
   Real estate - fixed rate                                1,037             5,402          7,756            14,195
   Real estate -  variable rate                               16               366             43               425
   Installment - fixed rate                                1,112             2,843          1,343             5,298
   Installment - variable rate                                82               303                              385
                                                     -----------       -----------      ---------       -----------

                                                     $    10,752       $    18,096      $  10,709       $    39,557
                                                     ===========       ===========      =========       ===========

The Corporation's credit policies establish guidelines to manage credit risk and asset quality. These guidelines include loan review and early identification of problem loans to ensure effective loan portfolio administration. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, the Corporation must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on the internal "Watch List." Senior management reviews this list regularly and adjusts for changing conditions.

Nonperforming loans include loans with principal or interest past due 90 days or more, loans placed on nonaccrual, and other impaired loans. Nonaccrual loans are those nonperforming or other impaired loans on which the Bank does not accrue periodic interest income. Loans are placed on nonaccrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. The following table details information concerning nonperforming, nonaccrual and other impaired loans as of December 31 for the year indicated (dollars in thousands). The improvement in the level of nonperforming loans was the result of management's increased emphasis on portfolio monitoring and collection efforts.


                                                                       1998         1997
                                                                      ------       ------
Nonaccrual loans                                                      $  889       $1,240
Other impaired loans                                                     287        1,235
Loans past due 90 days or more                                           158        1,659
                                                                      ------       ------

     Total nonperforming loans                                        $1,334       $4,134
                                                                      ======       ======

Allowance for loan losses as a percentage of nonperforming loans          88%          23%


In each accounting period, the allowance for loan and lease losses is adjusted by management to the amount necessary to maintain the allowance at adequate levels. Through its credit department, management will attempt to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

The allowance for loan losses was allocated in the amount deemed reasonably necessary to provide for possible losses within the following loan categories as of December 31 (dollars in thousands):

                                             1998                                   1997
                                          ---------                               ---------
     Balance at End of       Principal    Allocated    % of Total    Principal    Allocated    % of Total
   Period Allocated to       Balance      Allowance       Loans       Balance     Allowance       Loans
   -------------------       ---------    ---------    ----------    ---------    ---------    ----------
   Commercial                $19,254      $   515            49%      $21,438      $   776            53%
   Real estate mortgage       14,620           20            37        13,248           19            33
   Consumer                    5,683          123            14         5,956           90            14
   Unallocated                   517           51
                             -------      -------       -------       -------      -------       -------

                             $39,557      $ 1,175           100%      $40,642      $   936           100%
                             =======      =======       =======       =======      =======       =======


The primary risk element considered by management with respect to each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and has adopted policies to pursue its creditor's rights in order to preserve the Bank's position. The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan customers, and periodically reviews existence of collateral and its value.

Although management believes that the allowance for loan and lease losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to the size of the allowance for loans and lease losses.

The investment securities portfolio is a source of earnings with relatively minimal principal risk. The Bank's portfolio is principally comprised of U.S. Treasury and Government agency obligations. In addition to purchasing securities with minimal risk, the Bank does not purchase securities with long periods of maturity so that interest rate risk in the portfolio is reduced. The maturity of the portfolio is generally short to intermediate, with maturities averaging less than five years.

The investment securities portfolio experienced significant growth during 1998, increasing from $41.9 million at December 31, 1997 to $52.8 million at December 31, 1998. The Corporation maintains the portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for the Corporation's daily operations.

The following table shows the maturities and weighted average yields of the investment portfolio at December 31, 1998 (dollars in thousands).

                                                    Carrying        Average
                                                      Value          Yield
                                                      -----          -----
Available for sale
U.S. Treasury securities and obligations of U.S
  Government agencies
     One year or less                                $ 3,040         5.96%
     Over one through five years                      15,012         6.07
     Over five through ten years                      29,911         6.00
                                                     -------         ----
                                                      47,963         6.02
Mortgage backed securities and other                     222         6.96
                                                     -------         ----
                                                      48,185         6.02


                                                    Carrying        Average
                                                      Value          Yield
                                                      -----          -----
Held to maturity
U.S. Treasury securities and obligations of U.S
  Government agencies
     One year or less                                $ 2,540         5.97%
     Over one through five years                       2,031         6.11
                                                     -------         ----

                                                       4,571         6.03

                                                     $52,756         6.02
                                                     =======         ====

As of December 31, 1998, the securities of no issuer except the U.S. Government had an aggregate carrying value that exceeded 10% of shareholders' equity.

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 1998, the average balance of these funds equaled 14.1% of average earning assets.


SOURCE OF FUNDS
The Corporation's major source of funds is from deposits. Total deposits increased from $81.1 million at December 31, 1997, to $94.8 million at December 31, 1998. A significant increase occurred in demand deposit accounts, and was due to substantial deposits from local governments and governmental agencies. Frequently, at the end of a year, the Bank receives large deposits from large corporations or government agencies for very short terms. Sometimes these are tax deposits, or tax revenues collected and not ready to be used. Because the Bank receives a significant amount of these deposits, it maintains a high degree of liquidity so that withdrawals may be funded easily. These deposits are not all predictable, but some do follow patterns such as payroll cycles or tax revenue receipts.

Certificates of deposit increased from $30.8 million at December 31, 1997 to $32.0 million at December 31, 1998. Time deposits individually exceeding $100,000 totaled $17.4 million and $16.1 million at December 31, 1998 and 1997. The maturities of time deposits individually exceeding $100,000 at year-end were as follows (dollars in thousands):

                                            1998           1997
                                            ----           ----
Three months or less                   $    12,092     $     8,441
Three months through six months              1,589           1,459
Six months through twelve months             1,614           2,092
Greater than twelve months                   2,126           4,142
                                       -----------     -----------

     Total                             $    17,421     $    16,134
                                       ===========     ===========

Repurchase agreements increased $9.5 million from $7.1 million at December 31, 1997 to $16.6 million at December 31, 1998. The securities involved in the repurchase agreement program are recorded as assets of the Corporation. Although not considered deposits, and therefore not afforded Federal Deposit Insurance Corporation insurance, this product enables the Corporation to provide the equivalent of an interest-bearing checking account to incorporated businesses that are prohibited by banking regulations from owning such an account. The repurchase agreement program is designed for businesses that would maintain relatively large checking account balances. Repurchase agreements as of December 31 were as follows (dollars in thousands):

                                                                                  1998                    1997
                                                                                  ----                    ----
         Outstanding at year end                                                 16,649                  7,118
         Average interest rate at year end                                         4.38%                  4.75%
         Average month-end balance during the year                                7,164                  5,052
         Average interest rate during the year                                     4.69%                  4.62%
         Maximum month-end balance during the year                               16,649                  8,369


Shareholders' equity increased from $5.0 million at December 31, 1997 to $5.8 million at December 31, 1998. The increase is directly attributable the retention of current year earnings. The Corporation did not pay any dividends to common shareholders during 1998. Preferred dividends in the amount of $34,200 were paid to Class A and B preferred shareholders during 1998. The Corporation's capital ratios exceeded the minimum levels prescribed by the Federal Reserve Board, as shown in Note 9 of the consolidated financial statements.


RESULTS OF OPERATIONS

The Corporation reported net income of $946,393 or $2.71 per share for 1998. This was 9.5% higher than the $863,974, or $2.20 per share, earned in 1997. The increase in net income was primarily a result of increased net interest income from $4.6 million to $4.9 million, along with a decrease in noninterest expenses. The decrease in the loan portfolio caused interest income and fees to decline approximately $166,000, from 1997. Interest income from investment securities increased approximately $831,000 due to the $10.8 million increase in the portfolio during 1998. The decrease in noninterest income is primarily due to a decrease in gains on sales of residential real estate loans caused by a decline in mortgage originations by the Bank's mortgage department. The decrease in salaries and employee benefits accounted for most of the decline in noninterest expenses. Salaries and employee benefits decreased approximately $407,000 from 1997, primarily due to employee departures during 1998.

No federal income taxes were paid or accrued in 1997 or 1998. At December 31, 1998, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $1,001,000 which, if not used, will expire beginning in 2005. The Corporation will not record income tax expense until the net operating losses are recovered. It is anticipated that the Corporation will be in a taxable position in the future.

The following table shows some of the key equity performance ratios for the year ended December 31, 1998 and December 31, 1997.

                                                                                      1998              1997
                                                                                      ----              ----
     Return on average total assets                                                    0.88%             0.89%
     Return on average equity                                                         17.32             14.60
     Dividend payout ratio                                                              N/A               N/A
     Average equity to average assets                                                  5.09              6.11

NET INTEREST INCOME
Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Corporation's primary source of earnings. Interest income and interest expense totaled $7.4 million and $2.5 million during 1998, respectively, providing for net interest income of $4.9 million. The net yield on average earning assets during 1998 was 3.68%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net yield. The following table depicts the average balance, interest earned and paid, and weighted average rate of the Corporation's assets, liabilities and shareholders' equity during 1998 and 1997:


                                                          Years ended December 31,
                           ---------------------1998-----------------    --------------------1997-----------------
                                Average                       Average         Average                      Average
                                Balance        Interest        Rate           Balance       Interest        Rate
                                -------        --------        ----           -------       --------        ----
Investment securities      $       46,046   $      2,802       6.09%     $       33,401   $       1,971      5.90%
Loans, net                         39,918          3,928       9.84              41,521           4,093      9.86
Federal funds sold                 14,070            733       5.21              13,170             719      5.46
                           --------------   ------------                 --------------   -------------
   Total earning assets           100,034          7,463       7.46              88,092           6,783      7.70

Other non-earning assets            7,262                                         8,691
                           --------------                                --------------

   Total assets            $      107,296                                $       96,783
                           ==============                                ==============

Money market deposits      $        8,627   $        183       2.12%     $        6,052   $         133      2.20%
Savings deposits                   14,523            327       2.25              14,599             344      2.36
Time deposits                      31,218          1,374       4.40              32,704           1,356      4.15
                           --------------   ------------                 --------------   -------------
   Total interest-bearing
     deposits                      54,368          1,884       3.47              53,355           1,833      3.44
Short term borrowings              12,164            608       5.00               6,178             294      4.76
Long term debt                        900             54       6.00                 900              54      6.00
                           --------------   ------------                 --------------   -------------
   Total interest-bearing
     liabilities                   67,432          2,546       3.78              60,433           2,181      3.61
                                            ------------                                  -------------

Other liabilities                  34,402                                        30,432
                           --------------                                --------------
   Total liabilities              101,834                                        90,865
Average equity                      5,462                                         5,918
                           --------------                                --------------

   Total liabilities and
     equity                $      107,296                                $       96,783
                           ==============                                ==============

Net interest income                         $      4,917                                  $       4,602
                                            ============                                  =============
Rate spread                                                    3.68                                          4.09
Net interest margin                                            4.92                                          5.22


The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

                                                                     Year ended December 31,
                                            -----------1998 over 1997---------   ----------1997 over 1996----------
                                                Total      Volume       Rate        Total      Volume       Rate
                                                -----      ------       ----        -----      ------       ----
Increase (decrease) in interest income
   Loans                                    $     (165) $     (158)  $      (7)  $    (554)  $     (387) $     (167)
   Investment securities                           831         768          63         139          145          (6)
   Federal funds sold                               14          48         (34)        173          162          11
                                            ----------  ----------   ---------   ---------   ----------  ----------
     Net change in tax-equivalent income           680         658          22        (242)         (80)       (162)

Increase (decrease) in interest expense
   Money market deposits                            50          55          (5)         (3)          (7)          4
   Savings deposits                                (17)         (2)        (15)         44           (9)         53
   Time deposits                                    18         (63)         81          52          (49)        101
   Short term borrowings                           314                     314          16           16
   Long term debt
                                            ----------  ----------   ---------   ---------   ----------  ----------
     Net change in interest expense                365         (10)        375         109          (49)        158
                                            ----------  ----------   ---------   ---------   ----------  ----------

       Net change in tax-equivalent
         net interest income                $      315  $      668   $    (353)  $    (351)  $      (31) $     (320)
                                            ==========  ==========   =========   =========   ==========  ==========


Interest income is primarily generated from the loan portfolio, which comprised 37% of average total assets during 1998. The loan portfolio, with an average yield of 9.84%, earned $3.9 million, or 52.6% of total interest income. The investment securities portfolio and Federal funds sold equaled 43% and 13% of average total assets during 1998, respectively. With an average yield of 6.09%, investment securities contributed $2.8 million, or 37.5% of total interest income, while Federal funds sold ended 1998 with an average yield of 5.21%, and earned $0.7 million, or 9.9% of total interest income.

Interest expense is primarily generated from time deposits, which equaled 29.1% of average total assets during 1998. Time deposits, with an average rate of 4.40%, cost $1.4 million, or 53.4% of total interest expense. Savings deposits and money market deposits equaled 13.5% and 8.0% of average total assets during 1998, respectively. With an average rate of 2.25% savings deposits cost $0.3 million, or 12.8% of total interest expense, while money market deposits ended 1998 with an average rate of 2.12%, and cost $0.2 million, or 7.2% of total interest expense. Short term borrowings, comprised primarily of repurchase agreements but also included Federal funds purchased, had an average rate of 5.00% during 1998. The Corporation paid $0.6 million in short term interest expense, or 23.9% of total interest expense. Long term debt is comprised solely of senior notes; with an average rate of 6.00%, senior notes cost $54,000, or 2.1% of total interest expense.


PROVISION FOR LOAN LOSSES
Management establishes the provision against income each quarter to maintain the allowance for loan losses at a level sufficient to absorb potential losses in the loan portfolio. Economic conditions, risks inherent in the portfolio, loan loss experience, and conditions peculiar to specific industries are factors considering in determining the adequacy of the loan loss allowance. However, it is possible that potential losses exist in the loan portfolio that have not been specifically identified.

The provision for loan losses was $255,000 and $(290,879) for 1998 and 1997. The negative provision in 1997 was due to the insurance recovery. The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans. The activity in the allowance is included in Note 4 to the consolidated financial statements.

The allowance for loan losses totaled $1,174,888 at December 31, 1998 compared to the 1997 year end balance of $936,090. The allowance for loan losses represented 2.97% of loans at December 31, 1998 compared with 2.30% at December 31, 1997. The primary reason for the increase in the allowance to total loans ratio is the decrease in the overall loan portfolio.

The loan review system and charge-off policy assist management in identifying problem loans and credit deterioration earlier than in the past and continuing implementation of the loan review system will improve this process further. Effective collection efforts, when implemented early, generally result in lower losses. Loans charged off in 1998 aggregated $240,627 compared with $771,444 in 1997. The 1997 charge offs were a result of continued efforts to address problem loans in the loan portfolio. Recoveries in 1998 and 1997 were $224,425 and $1,232,852. Of the 1997 recoveries, $1,136,797 was attributable to the insurance recovery.

The following table summarizes, for the periods indicated, average loans outstanding, loans charged off, recoveries and provision charged to operations (dollars in thousands).

                                                                                         As of and for the years
                                                                                           ended December 31,
                                                                                         1998               1997
                                                                                         ----               ----
Average loans outstanding                                                            $    41,001        $    42,436
                                                                                     ===========        ===========

Balance at beginning of year                                                         $       936        $       766
Provision charged to operating expense                                                       255               (291)

Recoveries on loans previously charged to the allowance                                      225              1,233
Loans charged off                                                                           (241)              (772)
                                                                                     -----------        -----------
     Net (charge offs)/recoveries                                                            (16)               461
                                                                                     -----------        -----------

Balance at end of year                                                               $     1,175        $       936
                                                                                     ===========        ===========

Allowance for loan losses as a percentage of
     total loans as of year-end                                                             2.97%              2.30%
Ratio of net (charge-offs)/recoveries to average total loans outstanding
  during the year                                                                          (0.04)              1.09

NONINTEREST INCOME
Noninterest income was $1,073,683 during 1998, compared to $1,554,814 during 1997. The main reason for the decrease was the reversal of the accrual on the Corporation's books of $320,000 for a wrongful termination lawsuit included in other noninterest income in 1997. In addition, mortgage brokerage revenues decreased due to a decline in mortgage originations in 1998. During 1998, service charges on deposit accounts were $701,674, net gains on sales of residential real estate loans were $25,753, and ATM surcharge income was $184,891.

NONINTEREST EXPENSE
Noninterest expense decreased $795,248 or 14.2% to $4,788,806 in 1998, from $5,584,054 in 1997. The decrease was primarily a result of a decrease in salaries and employee benefits due to employee departures during 1998. During 1998, occupancy expense was $1.1 million, professional services totaled $308,896, stationery, printing and supplies were $89,545, and insurance expense was $54,911.

INCOME TAX EXPENSE
Due to the net operating loss carryforward, no provisions to income tax expense were necessary during 1998 or 1997. It is anticipated that the Corporation will be in a taxable position in the future.

CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds which provides support for asset growth. Shareholders' equity was $5.8 million and $5.0 million at December 31, 1998 and 1997, respectively. The increase is due to the retention of current year earnings.

The Corporation and Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. Both the Corporation and Bank have been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the Bank as of December 31, 1998 and 1997 are disclosed in Note 9 of the Notes to Consolidated Financial Statements.

The ability of the Corporation to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices. No cash or stock dividends were paid to common shareholders in 1998 or 1997.

LIQUIDITY

Liquidity is measured by the Corporation's ability to raise funds through deposits, borrowed funds, capital or cash flow from the repayment of loans and investment securities. These funds are used to meet deposit withdrawals, maintain reserve requirements, fund loans and operate the Corporation. Liquidity is primarily achieved through the growth of deposits and liquid assets such as securities available for sale, matured securities, and Federal funds sold. Asset and liability management is the process of managing the balance sheet to achieve a mix of earning assets and liabilities that maximizes profitability, while providing adequate liquidity. The Corporation's liquidity strategy is to fund loan growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity.

The Corporation has the ability to borrow money on a daily basis through correspondent banks (Federal funds purchased), which it did on several occasions during 1998; however, this is viewed as only a secondary and temporary source of funds. During 1998 the Corporation's Federal funds sold position averaged $14.1 million.

In addition to normal loan funding and deposit flow, the Corporation also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of December 31, 1998, the Corporation had a total of $18.3 million in unfunded loan commitments and $0.9 million in unfunded standby letters of credit. The Corporation monitors fluctuations in loan balances and commitment levels, and includes such data in its overall liquidity management.

MARKET RISK ANALYSIS

The Corporation's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk. All of the Corporation's transactions are denominated in U.S. dollars with no specific foreign exchange exposure. The Corporation has only limited agricultural-related loan assets and therefore has no significant exposure to changes in commodity prices. Any impacts that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk is the exposure of the Corporation's financial condition to adverse movements in interest rates. The Corporation derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest-bearing liabilities. The rates of interest the Corporation earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, the Corporation is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk could pose a significant threat to the Corporation's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Corporation's safety and soundness.

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. The Corporation's interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk the Corporation assesses the existing and potential future effects of changes in interest rates on its financial condition, including capital adequacy, earnings, liquidity and asset quality.

The Corporation uses a GAP analysis to measure interest rate risk. A GAP analysis measures the difference between the dollar amounts of interest-sensitive assets and liabilities that will be refinanced or repriced during a given time period. A significant repricing gap could result in a negative impact to the Corporation's net interest margin during periods of changing market interest rates. The following table depicts the Corporation's GAP position as of December 31, 1998 (dollars in thousands):

                                             Within          Three to         One to         After
                                              Three           Twelve           Five          Five
                                             Months           Months           Years         Years          Total
                                             ------           ------           -----         -----          -----
Assets:
     Gross loans                          $     8,178     $     3,050    $    14,999    $    13,330     $    39,557
     Federal funds sold                        24,205                                                        24,205
     Investment securities                                      5,580         17,043         30,133          52,756
     Allowance for loan losses                                                               (1,175)         (1,175)
     Cash                                       3,765                                                         3,765
     Other assets                                                                             4,514           4,514
                                          -----------     -----------    -----------    -----------     -----------

Total Assets                                   36,148           8,630         32,042         46,802         123,622
                                          -----------     -----------    -----------    -----------     -----------

Liabilities:
     Demand deposits                           41,048                                                        41,048
     Savings                                   15,332                                                        15,332
     NOW accounts                               6,377                                                         6,377
     Time deposits less than $100,000           5,444           7,708          1,467                         14,619
     Time deposits $100,000 and over           12,091           3,204          2,126                         17,421
     Repurchase agreements                     11,649           5,000                                        16,649
     Short term borrowings                      5,000                                                         5,000
     Long term debt                                                                             900             900
     Other liabilities                                                                          499             499
                                          -----------     -----------    -----------    -----------     -----------
Total Liabilities                              96,941          15,912          3,593          1,399         117,845

Shareholders' Equity                                                                          5,777           5,777
                                          -----------     -----------    -----------    -----------     -----------

Total Sources of Funds                         96,941          15,912          3,593          7,176         123,622
                                          -----------     -----------    -----------    -----------     -----------

Net asset (liability) GAP                 $   (60,793)    $    (7,282)   $    28,449    $    39,626
                                          ===========     ===========    ===========    ===========

Cumulative GAP                            $   (60,793)    $   (68,075)   $   (39,626)
                                          ===========     ===========    ===========

Percent of cumulative GAP to
  total assets                                    (49)%           (55)%          (32)%
                                          ===========     ===========    ===========


YEAR 2000 ISSUE

The approach of the year 2000 presents potential problems to businesses that utilize computers in their daily operations. Some computer systems may not be able to properly interpret dates after December 31, 1999, because they use only two digits to indicate the year in the date. Therefore, a date using "00" as the year may recognize the year as 1900 rather than the year 2000.

The Corporation has formed a Year 2000 Committee (the "Committee") to address the potential problems associated with the Year 2000 computer issue. The Committee, consisting of directors, officers and employees of the Corporation, meets on a regular basis and provides regular reports to the Board of Directors detailing progress with the Year 2000 issue.

Costs to the Corporation related to the Year 2000 issue are estimated to be approximately $125,000. Costs incurred through December 31, 1998 are $65,000. It is impossible to predict the exact expenses associated with the Year 2000 issue and additional funds may be needed for unknown expenses relating to Year 2000 testing, training, and education, as well as system and software replacements.

As with any organization that depends on technology, particularly computer systems and software, a Year 2000 related failure poses a significant threat to continued business operations. While the Corporation has developed a plan to ensure Year 2000 readiness, the Corporation recognizes that the success of its third party providers is vital to the Corporation's success. Of primary concern are local utility and telecommunications companies. These, in addition to other third parties, have been contacted and the Committee is monitoring their progress towards their own Year 2000 readiness. Additional risks include the Bank's lending and deposit relationships. The Committee is currently evaluating these two groups and assessing any potential risks, as well as establishing any necessary corrective procedures.

Despite careful planning by the Corporation, it is recognized that there may be circumstances beyond the Corporation's control that may prohibit it from operating "as usual" after December 31, 1999. The Year 2000 Committee is currently in process of developing a contingency plan to address potential Year 2000 problems.


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements beginning at page 23 of this annual report are incorporated here by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Incorporated by reference to registrant's proxy statement dated     .

ITEM 10.  EXECUTIVE COMPENSATION

Incorporated by reference to registrant's proxy statement dated     .

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to proxy statement dated.


ITEM 12.  CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Incorporated by reference to registrant's proxy statement dated.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:


             EXHIBIT NO.                         EXHIBIT DESCRIPTION
             -----------                         -------------------
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

                10.(i)-2                                  Stipulation and consent to the issuance of a
                                           consent order, and the consent order by and between First
                                           Independence National Bank and the Office of the
                                           Comptroller of the Currency dated October 7, 1992 was
                                           previously filed as an exhibit to the Annual Report on Form
                                           10-K for the year ended December 31, 1992 (File No.
                                           0-15777) and is incorporated herein by reference. 10.(i)-2
                                           A report on Form 8-K was filed on October 25, 1996, which
                                           included information on the change in First Independence's
                                           Certifying Accountants from Coopers and Lybrand LLP to
                                           Crowe, Chizek and Company LLP and is incorporated herein by reference. 27 Financial Data Schedule



SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         FIRST INDEPENDENCE CORPORATION


/s/ William Fuller
----------------------------------
William Fuller
President
Date: March 31, 1999

/s/ Rose Ann Lacy
----------------------------------
Rose Ann Lacy
Senior Vice President and Chief
  Financial Officer
Date: March 31, 1999

                         FIRST INDEPENDENCE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

                         FIRST INDEPENDENCE CORPORATION
                                Detroit, Michigan

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997






                                    CONTENTS

REPORT OF INDEPENDENT AUDITORS................................................................................   23


FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS..............................................................................   24

     CONSOLIDATED STATEMENTS OF INCOME........................................................................   25

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME..........................................................   26

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY..........................................................   27

     CONSOLIDATED STATEMENTS OF CASH FLOWS....................................................................   28

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................................................   29

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
First Independence Corporation
Detroit, Michigan


We have audited the accompanying consolidated balance sheets of First Independence Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Independence Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                         Crowe, Chizek and Company LLP



Grand Rapids, Michigan
February 26, 1999

                         FIRST INDEPENDENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997


                                                                                     1998                1997
                                                                                     ----                ----
ASSETS
Cash and due from banks                                                         $     3,765,361    $      2,517,380
Federal funds sold                                                                   24,205,000          11,175,000
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                 27,970,361          13,692,380

Securities available for sale                                                        48,185,345          24,896,548
Securities held to maturity (fair value of
  $4,632,188 and $17,084,271)                                                         4,570,554          17,023,477
                                                                                ---------------    ----------------
     Total securities                                                                52,755,899          41,920,025

Loans
     Commercial                                                                      10,836,714          10,679,960
     Commercial real estate                                                           8,416,970          10,758,430
     Residential real estate                                                         14,620,041          13,247,862
     Consumer                                                                         5,683,525           5,955,727
                                                                                ---------------    ----------------
         Total loans                                                                 39,557,250          40,641,979
     Allowance for loan losses                                                       (1,174,888)           (936,090)
                                                                                ----------------   ----------------
                                                                                     38,382,362          39,705,889
Premises and equipment, net                                                           3,293,035           3,245,905
Accrued interest receivable and other assets                                          1,220,941           1,167,414
                                                                                ---------------    ----------------

     Total assets                                                               $   123,622,598    $     99,731,613
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                    $    41,048,374    $     31,304,908
         Interest-bearing                                                            53,749,304          49,794,845
                                                                                ---------------    ----------------
              Total deposits                                                         94,797,678          81,099,753
     Securities sold under agreements to repurchase                                  16,649,188           7,117,616
     Short-term borrowings                                                            5,000,000           5,000,000
     Accrued interest payable and other liabilities                                     499,128             651,818
     Long-term debt                                                                     900,000             900,000
                                                                                ---------------    ----------------
         Total liabilities                                                          117,845,994          94,769,187

Shareholders' equity
     Preferred stock                                                                  2,615,797           2,749,508
     Common stock, $1 par value; 1,000,000 shares authorized;
       336,760 shares issued and outstanding                                            336,760             336,760
     Capital surplus                                                                  2,369,782           2,369,782
     Retained earnings (accumulated deficit)                                            384,067            (528,126)
     Unrealized gain on securities available for sale, net of tax                        70,198              39,564
     Unrealized loss on securities transferred                                                               (5,062)
                                                                                ---------------    ----------------

         Total shareholders' equity                                                   5,776,604           4,962,426
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $   123,622,598    $     99,731,613
                                                                                ===============    ================

          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1998 and 1997

                                                                                       1998               1997
                                                                                       ----               ----
Interest income
     Loans, including fees                                                        $    3,927,728    $     4,093,313
     Taxable securities                                                                2,801,849          1,970,994
     Federal funds sold                                                                  733,165            719,485
                                                                                  --------------    ---------------
         Total interest income                                                         7,462,742          6,783,792

Interest expense
     Deposits                                                                          1,884,038          1,833,511
     Securities sold under agreements to repurchase                                      336,075            245,683
     Other borrowed funds                                                                326,113            102,263
                                                                                  --------------    ---------------
         Total interest expense                                                        2,546,226          2,181,457
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                    4,916,516          4,602,335

Provision (credit)  for loan losses                                                      255,000           (290,879)
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    4,661,516          4,893,214

Noninterest income
     Services charges on deposit accounts                                                701,674            786,125
     Net realized gains on sales of securities available for sale                                            32,525
     Net gains on sales of residential real estate loans                                  25,753            210,867
     ATM surcharge income                                                                184,891             77,267
     Reversal of loss accrual                                                                               320,000
     Other noninterest income                                                            161,365            205,297
                                                                                  --------------    ---------------
         Total noninterest income                                                      1,073,683          1,554,814

Noninterest expenses
     Salaries and employee benefits                                                    2,388,976          2,795,841
     Occupancy                                                                         1,124,113          1,349,960
     Professional services                                                               308,896            359,596
     Stationery, printing and supplies                                                    89,545            118,715
     Insurance expense                                                                    54,911             98,618
     Other noninterest expenses                                                          822,365            861,324
                                                                                  --------------    ---------------
         Total noninterest expenses                                                    4,788,806          5,584,054
                                                                                  --------------    ---------------

INCOME BEFORE FEDERAL INCOME TAXES                                                       946,393            863,974
Federal income tax expense
                                                                                  --------------    ---------------

NET INCOME                                                                               946,393            863,974
Preferred stock dividends                                                                 34,200            121,495
                                                                                  --------------    ---------------

INCOME ATTRIBUTABLE TO COMMON STOCK                                               $      912,193    $       742,479
                                                                                  ==============    ===============

Basic and fully diluted earnings per common share                                 $         2.71    $          2.20
                                                                                  ==============    ===============


          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     Years ended December 31, 1998 and 1997

                                                                                       1998                1997
                                                                                       ----                ----
NET INCOME                                                                        $      946,393    $       863,974

Other comprehensive income, net of tax:
     Unrealized gain on transfer of securities held to
       maturity to securities available for sale                                          57,341
     Unrealized gain (loss) on available for sale securities                              (8,318)           129,026
     Amortization of unrealized loss on securities
       transferred                                                                         5,062             14,334
     Less reclassification adjustments for gains later
       recognized in income                                                                                 (32,525)
                                                                                  --------------    ---------------
     Net unrealized gains and losses                                                      54,085            110,835
         Tax effect                                                                      (18,389)           (37,684)
                                                                                  --------------    ---------------

     Other comprehensive income                                                           35,696             73,151
                                                                                  --------------    ---------------

COMPREHENSIVE INCOME                                                              $      982,089    $       937,125
                                                                                  ==============    ===============


          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years ended December 31, 1998 and 1997

                                                                                                                   Retained
                                                                                                                   Earnings
                                                             Preferred          Common           Capital         (Accumulated
                                                               Stock             Stock           Surplus           Deficit)
                                                               -----             -----           -------           --------
BALANCE, JANUARY 1, 1997                                  $    2,749,508    $    336,760     $    2,369,782    $    (1,244,954)

     Net income                                                                                                        863,974
     Dividends declared on Class C Preferred Stock
       Series 1994-1                                                                                                   (21,181)
     Dividends declared on Class C Preferred Stock
       Series MI-1                                                                                                     (66,115)
     Dividends declared on Class A and Class B
       Preferred Stock                                                                                                 (59,850)
     Change in unrealized gain/(loss) on
      securities available for sale
     Amortization of unrealized loss
       on securities transferred
                                                          --------------    ------------     --------------    ---------------

BALANCE, DECEMBER 31, 1997                                     2,749,508         336,760          2,369,782           (528,126)

     Net income                                                                                                        946,393
     Buyback of 134 shares of Class C
      Preferred Stock Series 1994-1                             (133,711)
     Dividends declared on Class A and
       Class B Preferred Stock                                                                                         (34,200)
     Change in unrealized gain on securities available
       for sale
     Amortization of unrealized loss
       on securities transferred
                                                          --------------    ------------     --------------    ---------------

BALANCE, DECEMBER 31, 1998                                $    2,615,797    $    336,760     $    2,369,782    $       384,067
                                                          ==============    ============     ==============    ===============

                                                                Net
                                                            Unrealized          Net
                                                            Gain (Loss)     Unrealized
                                                                on             Loss
                                                            Securities          on                Total
                                                             Available      Securities        Shareholders'
                                                             for Sale       Transferred          Equity
                                                             --------       -----------          ------

BALANCE, JANUARY 1, 1997                                  $      (19,253)   $    (19,396)    $    4,172,447

     Net income                                                                                     863,974
     Dividends declared on Class C Preferred Stock
       Series 1994-1                                                                                (21,181)
     Dividends declared on Class C Preferred Stock
       Series MI-1                                                                                  (66,115)
     Dividends declared on Class A and Class B
       Preferred Stock                                                                              (59,850)
     Change in unrealized gain/(loss) on
      securities available for sale                               58,817                             58,817
     Amortization of unrealized loss
       on securities transferred                                                  14,334             14,334
                                                          --------------    ------------     --------------

BALANCE, DECEMBER 31, 1997                                        39,564          (5,062)         4,962,426

     Net income                                                                                     946,393
     Buyback of 134 shares of Class C
      Preferred Stock Series 1994-1                                                                (133,711)
     Dividends declared on Class A and
       Class B Preferred Stock                                                                      (34,200)
     Change in unrealized gain on securities available
       for sale                                                   30,634                             30,634
     Amortization of unrealized loss
       on securities transferred                                                   5,062              5,062
                                                          --------------    ------------     --------------

BALANCE, DECEMBER 31, 1998                                $      70,198     $                $    5,776,604
                                                          =============     ============     ==============



          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1998 and 1997

                                                                                          1998             1997
                                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $     946,393    $      863,974
   Adjustments to reconcile net income to
     net cash from operating activities
     Provision (credit) for loan losses                                                   255,000          (290,879)
     Depreciation                                                                         494,676           528,283
     Net amortization of premiums and discounts                                            84,920            74,552
     Loans originated for sale                                                         (1,169,308)       (2,528,383)
     Proceeds from loans originated for sale                                            1,195,061         3,613,074
     Net gains on sale of residential real estate loans                                   (25,753)         (210,867)
     Net realized gains on securities available for sale                                                    (32,525)
     Changes in assets and liabilities:
       Accrued interest receivable and other assets                                      (273,482)          406,520
       Accrued interest payable and other liabilities                                    (168,471)         (332,641)
                                                                                    -------------    --------------
         Net cash from operating activities                                             1,339,036         2,091,108

CASH FLOWS FROM INVESTING ACTIVITIES Securities available for sale:
     Purchases                                                                        (46,087,969)      (20,297,593)
     Sales proceeds                                                                                       2,020,000
     Maturities, calls and principal payments                                          29,808,652         4,121,104
   Securities held to maturity:
     Purchases                                                                                           (6,526,450)
     Maturities                                                                         5,410,000         8,000,000
   Net change in loans                                                                  1,288,482         4,945,009
   Premises and equipment expenditures                                                   (541,806)         (217,423)
                                                                                    -------------    --------------
     Net cash from investing activities                                               (10,122,641)       (7,955,353)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net change in deposits                                                              13,697,925        (2,429,941)
   Net change in securities sold under agreements
     to repurchase and other short-term borrowings                                      9,531,572         7,832,928
   Interest on Senior Notes                                                                                (108,500)
   Buyback of Class C Preferred Stock Series 1994-1                                      (133,711)
   Dividends paid on Class A and Class B Preferred Stock                                  (34,200)          (59,850)
                                                                                    -------------    --------------
     Net cash from financing activities                                                23,061,586         5,234,637
                                                                                    -------------    --------------

Net change in cash and cash equivalents                                                14,277,981          (629,608)

Cash and cash equivalents at beginning of year                                         13,692,380        14,321,988
                                                                                    -------------    --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                            $  27,970,361    $   13,692,380
                                                                                    =============    ==============

Supplemental disclosure of cash flow information
   Cash paid for interest                                                           $   2,502,855    $    2,219,193
   Loans transferred to other real estate                                                 219,955            46,829
   Securities held to maturity transferred to available for sale                        6,995,778



          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

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

The Corporation is a minority-owned, community-oriented national bank with its main office in the central business district of Detroit, Michigan. It also operates three other branches within the city of Detroit.

Since the business of banking accounts for more than 90% of the Corporation's revenues, and internal financial reporting is primarily reported and aggregated in the line of business of banking, no segment reporting has been presented.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly sensitive estimates and subject to change.

Cash Flow Reporting: Cash and cash equivalents are defined as cash and due from banks and federal funds sold. For purposes of the consolidated statements of cash flows, net cash flows are reported for customer loan and deposit transactions, repurchase agreements and short-term borrowings.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value with a charge to net income when a decline in fair value is not considered temporary.

Gains and losses on sales of securities are determined using the amortized cost of the specific security sold. Interest income includes amortization of purchased premiums and discounts.

                                 (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loans Held for Sale: Loans held for sale are included with residential real estate loans. These loans are reported at the lower of cost or market value in the aggregate. There were no loans held for sale as of December 31, 1998 and 1997.

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

Premises and Equipment: Asset cost is reported net of accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over assets' useful lives. These assets are reviewed for impairment when events indicate the carrying amount may not be recoverable.

Other Real Estate: Real estate acquired in settlement of loans is initially reported at estimated fair value at acquisition. After acquisition, a valuation allowance reduces the reported amount to the lower of the initial amount or fair value less costs to sell. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in net loss on other real estate.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

401(k) Plan: During 1998, the Bank established a 401(k) plan covering employees who are at least age 21 and have completed one year and 1,000 hours of service with the Bank. The Bank's contributions to


                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


the plan are based on a percentage of eligible salaries, limited to 50% of the first 6% of salary contributed. Expense under the plan was $24,337 for 1998.

Income Taxes: Income tax expense is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Deferred tax assets are recognized for net operating losses that expire primarily in 2005 because the benefit is more likely than not to be realized. No federal income taxes were paid in 1998 or 1997.

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

Earnings Per Common Share: Basic earnings per common share is based on weighted-average common shares outstanding. Diluted earnings per common share further assumes issue of any dilutive potential common shares, if any. The weighted average number of shares used in the computation of basic and diluted earnings per common share was 336,760 shares for 1998 and 1997.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on transferred securities and unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.


                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements: Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

Mortgage loans originated in mortgage banking can be converted into securities on occasion, however, the Corporation has never securitized such loans. A new accounting standard for 1999 will allow classifying these securities as available for sale, trading, or held to maturity, instead of the current requirement to classify as trading. This is not expected to have a material effect but the effect will vary depending on the level and designation of securitizations as well as on market price movements.

NOTE 2 - CURRENT OPERATING ENVIRONMENT

In 1990, the Bank incurred significant net losses which reduced the Bank's capital position to a level considered unacceptable by the regulatory authorities.

On April 15, 1991, the Bank entered into a written agreement (the "Agreement") with the Office of Comptroller of the Currency (the "OCC") which required the Bank to achieve and maintain a level of equity capital (as defined) at least equal to 5.50% of its total assets. At December 31, 1997, the Bank's equity capital (as defined) to total assets ratio was 5.9%.

On January 16, 1998, the OCC, after examining the Bank, determined that the Bank was in substantial compliance with the Agreement. Therefore, the OCC terminated the Agreement with the Bank.

On February 21, 1997, the Bank received approximately $1,445,000 from its fidelity insurance underwriters in settlement of the Bank's claims related to unauthorized loan transactions. As a result, the Bank recorded a recovery of $1,137,000 to the allowance for loan losses for amounts previously charged off. The balance of $308,000 was received by the Bank in exchange for $308,000 in unauthorized performing loans. Subsequently, the allowance was reduced through a negative provision for loan losses in the first quarter of 1997.

                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 2 - CURRENT OPERATING ENVIRONMENT (Continued)

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

NOTE 3 - SECURITIES

Year-end securities were as follows:

                                                                       Gross           Gross
                                                   Amortized        Unrealized      Unrealized           Fair
                                                     Cost              Gains          Losses             Value
                                                     ----              -----          ------             -----
Available for sale 1998
     U.S. Treasury                              $     8,016,050    $   174,575                     $      8,190,625
     U.S. Government agency                          39,841,135         68,472     $    136,686          39,772,921
     Other                                              167,100                                             167,100
     Mortgage-backed                                     54,699                                              54,699
                                                ---------------    -----------     ------------    ----------------

                                                $    48,078,984    $   243,047     $    136,686    $     48,185,345
                                                ===============    ===========     ============    ================

Available for sale 1997
     U.S. Treasury                              $     4,038,161    $    32,710     $        103    $      4,070,768
     U.S. Government agency                          20,332,988         42,400           17,340          20,358,048
     Other                                              167,100                                             167,100
     Mortgage-backed                                    298,353          2,279                              300,632
                                                ---------------    -----------     ------------    ----------------

                                                $    24,836,602    $    77,389     $     17,443    $     24,896,548
                                                ===============    ===========     ============    ================




                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 3 - SECURITIES (Continued)

Held to maturity 1998
     U.S. Government agency                     $     4,570,554    $    61,634     $         --    $      4,632,188
                                                ===============    ===========     ============    ================

Held to maturity 1997
     U.S. Treasury                              $     6,983,184    $    39,890                     $      7,023,074
     U.S. Government agency                          10,040,293         52,725     $     31,821          10,061,197
                                                ---------------    -----------     ------------    ----------------

                                                $    17,023,477    $    92,615     $     31,821    $     17,084,271
                                                ===============    ===========     ============    ================

The Corporation realized gross gains of $32,525 upon receiving proceeds of $2,020,000 from the sales of securities available for sale in 1997. There were no sales of securities during 1998.

During 1998, the Corporation transferred securities from the held to maturity portfolio to the available for sale portfolio in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." At the date of transfer, these securities had an amortized cost of $6,995,778 and increased the unrealized gain on securities available for sale and shareholders' equity by $37,845, net of tax of $19,496.

Contractual maturities of debt securities at year-end 1998 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                                        Securities                          Securities
                                             --------Held to Maturity--------    -------Available for Sale---------
                                                 Amortized           Fair           Amortized            Fair
                                                   Cost              Value            Cost               Value
                                                   ----              -----            ----               -----
     Due in one year or less                 $     2,539,794   $    2,586,250    $    3,015,409    $      3,040,001
     Due from one to five years                    2,030,760        2,045,938        14,842,624          15,012,496
     Due from five to ten years                                                      29,999,152          29,911,049
     Mortgage backed and other                                                          221,799             221,799
                                             ---------------   --------------    --------------    ----------------

                                             $     4,570,554   $    4,632,188    $   48,078,984    $     48,185,345
                                             ===============   ==============    ==============    ================

Securities with an amortized cost of $23,866,000 and $19,403,000 at year-end 1998 and 1997 were pledged to secure public deposits and repurchase agreements.


                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

                                                                                      1998                1997
                                                                                      ----                ----
     Beginning balance                                                          $        936,090    $       765,561
     Provision (credit) for loan losses                                                  255,000           (290,879)
     Loans charged off                                                                  (240,627)          (771,444)
     Recoveries of loans previously charged off                                          224,425          1,232,852
                                                                                ----------------    ---------------

         Ending balance                                                         $      1,174,888    $       936,090
                                                                                ================    ===============

Information regarding impaired loans is as follows for 1998 and 1997:

                                                                                        1998              1997
                                                                                        ----              ----
     Average investment in impaired loans                                         $    1,310,913    $     2,247,615
     Interest income recognized on impaired loans                                        134,491            163,021

Interest income recognized on a cash basis for impaired loans was not significant in 1998 or 1997.

Information regarding impaired loans at year-end is as follows:

                                                                                        1998              1997
                                                                                        ----              ----
     Total impaired loans                                                         $    1,175,748    $     2,475,336
     Less loans for which no allowance for loan losses is allocated                       39,658            706,645
                                                                                  --------------    ---------------
     Impaired loans for which an allowance
       for loan losses is allocated                                               $    1,136,090    $     1,768,691
                                                                                  ==============    ===============

     Portion of allowance allocated to these loans                                $      286,154    $       583,458


NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                                                                     1998                 1997
                                                                                     ----                 ----
     Land and land improvements                                               $         482,565    $        481,814
     Buildings                                                                        2,171,748           2,133,155
     Furniture and fixtures                                                           2,808,631           2,536,320
     Leasehold improvements                                                             439,432             442,750
                                                                              -----------------    ----------------
         Total cost                                                                   5,902,376           5,594,039
     Less accumulated depreciation                                                   (2,609,341)         (2,348,134)
                                                                              ------------------   ----------------

                                                                              $       3,293,035    $      3,245,905
                                                                              =================    ================


                                  (Continued)

NOTE 6 - DEPOSITS

Year-end deposits consisted of the following:

                                 1998              1997
                                 ----              ----
Demand deposits               $41,048,374      $31,304,908
NOW accounts                    6,377,232        5,198,539
Savings deposits               15,332,315       13,787,459
Time deposits                  32,039,757       30,808,847
                              -----------      -----------

                              $94,797,678      $81,099,753
                              ===========      ===========

Frequently, at the end of the year, the Bank receives large deposits from large corporations or government agencies for very short terms. Subsequent to December 31, 1998, the City of Detroit withdrew approximately $9.0 million from their demand deposit account.

Time deposit accounts individually exceeding $100,000 totaled $17,421,344 and $16,134,140 at year-end 1998 and 1997.

At year-end 1998, stated maturities of time deposits were:

                  1999        $      28,456,644
                  2000                2,992,871
                  2001                  371,501
                  2002                  159,024
                  2003                   59,717
                              -----------------

                              $      32,039,757

NOTE 7 -  BORROWINGS

As a source of short-term financing, the Corporation purchases Federal funds and sells securities under agreements to repurchase at a later date. Information concerning short-term borrowings is summarized below.

                                                                               1998                   1997
                                                                               ----                   ----
     Federal funds purchased
         Outstanding at year end                                         $    5,000,000         $    5,000,000
         Average interest rate at year end                                         4.91%                  6.25%
         Average month-end balance during the year                            5,000,000              1,250,000
         Average interest rate during the year                                     5.44%                  5.56%
         Maximum month-end balance during the year                            5,000,000              5,000,000



                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 7 -  BORROWINGS (Continued)

                                                                               1998                   1997
                                                                               ----                   ----
     Securities sold  under  repurchase agreements
         Outstanding at year end                                             16,649,188              7,117,616
         Average interest rate at year end                                         4.38%                  4.75%
         Average month-end balance during the year                            7,164,038              5,052,193
         Average interest rate during the year                                     4.69%                  4.62%
         Maximum month-end balance during the year                           16,649,188              8,369,113

Long-term debt consists entirely of senior notes, with an interest rate of 6%, maturing in 2002. The notes require semi-annual interest payments and may be prepaid at any time without penalty provided the Corporation is not in default for the payment of dividends to preferred stockholders.

NOTE 8 - PREFERRED STOCK

Preferred stock at December 31, 1998 and 1997 is comprised of the following:

                                        -----------------1998---------------    --------------1997-----------------
                                                                  Issued and               Issued and
                                        Authorized         Outstanding Authorized         Outstanding
            Description                   Shares     Shares         Amount        Shares     Shares       Amount
            -----------                   ------     ------         ------        ------     ------       ------
   Preferred stock
     Class A, par value $100                 4,000      4,000   $    400,000        4,000     4,000    $    400,000
     Class B, par value $100                 3,200      3,200        320,000        3,200     3,200         320,000
     Class C, no par value (series
       1994-1)                             100,000        396        395,797      100,000       530         529,508
     Class C, no par value (series
       MI-1)                                            1,500      1,500,000                  1,500       1,500,000
                                                                ------------                           ------------

                                                                $  2,615,797                           $  2,749,508
                                                                ============                           ============

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

                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

the event redemption in excess of par value is prohibited by law, the redemption price of preferred stock shall be its par value.

The Class C Preferred Stock, Series MI-1, was issued in 1994 to the Michigan State Housing Development Authority (MSHDA). The Series MI-1 stock is entitled to an annual, noncumulative 6% dividend. Dividends are payable only from net income of the Corporation earned in the calendar year for which the dividend is paid. If earnings are not sufficient to pay the entire 6% dividend, then no dividend is required to be paid. The Series MI-1 stock is subject to certain restrictions on transfer, and may be redeemed at the face value at any time by the Corporation. Dividends may be waived, partially or in their entirety, if the Bank achieves certain mutually agreed upon goals established by MSHDA. These goals relate primarily to the origination of MSHDA guaranteed loan products. Because the Bank achieved these goals, the dividends were waived during 1998.

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




                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 9 - REGULATORY MATTERS AND RESTRICTIONS ON RETAINED EARNINGS
  (Continued)

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required. At December 31, 1997, the Bank was considered "adequately capitalized" due to the formal Agreement with the OCC. At December 31, 1998, the Bank was considered "well capitalized".

At year end, actual capital levels for the Bank (in millions) and minimum required levels were:

                                                                                                    Minimum Required
                                                                                                        To Be Well
                                                                         Minimum Required           Capitalized Under
                                                                           For Capital              Prompt Corrective
                                                     Actual             Adequacy Purposes          Action Regulations
                                                     ------             -----------------          ------------------
                                                Amount    Ratio         Amount      Ratio          Amount     Ratio
                                                ------    -----         ------      -----          ------     -----
1998
   Total capital (to risk weighted assets)    $     7.3    13.32%      $     4.4    8.00%          $ 5.5      10.00%
   Tier 1 capital (to risk weighted assets)         6.6    12.06             2.2    4.00             3.3       6.00
   Tier 1 capital (to average assets)               6.6     5.75             4.6    4.00             5.7       5.00

1997
   Total capital (to risk weighted assets)    $     6.4    13.20%      $     3.9    8.00%          $ 4.9      10.00%
   Tier 1 capital (to risk weighted assets)         5.8    11.95             2.0    4.00             2.9       6.00
   Tier 1 capital (to average assets)               5.8     6.08             3.8    4.00             4.8       5.00

NOTE 10 - INCOME TAXES

Federal income taxes consist of the following:

                                             1998               1997
                                             ----               ----
     Current expense                    $            0    $             0
     Deferred expense                                0                  0
                                        --------------    ---------------

                                        $            0    $             0
                                        ==============    ===============

                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 10 - INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities consist of:

                                                                                       1998               1997
                                                                                       ----               ----
     Deferred tax assets
         Net operating loss carryforwards                                         $      372,988    $       679,389
         Other                                                                             9,101            132,164
                                                                                  --------------    ---------------
                                                                                         382,089            811,553
     Deferred tax liabilities
         Accumulated depreciation                                                         95,435             95,435
         Allowance for loan losses                                                        19,147            105,847
         Net unrealized appreciation on securities
           available for sale                                                             36,163             20,382
         Other                                                                             7,817             17,642
                                                                                  --------------    ---------------
                                                                                         158,562            239,306

         Net deferred tax asset                                                          223,527            572,247

     Valuation allowance for deferred tax assets                                        (259,690)          (592,629)
                                                                                  --------------    ---------------

         Net deferred tax liability after valuation allowance                     $       36,163    $        20,382
                                                                                  ==============    ===============

At December 31, 1998 and 1997, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $1,100,000 and $2,000,000, respectively, which, if not used, will expire beginning in 2005.

The change in the valuation allowance from 1997 to 1998 is primarily due to recording positive taxable income and the resultant decrease in the net operating loss carryforward in 1998.

The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income at December 31 is reconciled as follows:

                                                                                       1998               1997
                                                                                       ----               ----
     Statutory rate applied to income before taxes                                $      321,774    $       293,750
     Add (deduct)
         Nondeductible expenses                                                           11,165              8,723
         Change in valuation allowance                                                  (332,939)          (302,473)
                                                                                  --------------    ---------------

              Income tax expense                                                  $            0    $             0
                                                                                  ==============    ===============


NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation maintains an Employee Stock Ownership Plan (ESOP) covering substantially all salaried employees of the Corporation with at least one year of service and are at least age 21. The ESOP invests primarily in the stock of First Independence Corporation, and contributions to the plan are determined by the Board of Directors. The ESOP plan was frozen December 31, 1996, therefore no further contributions to the ESOP plan will be made. The ESOP held 36,363 shares of stock, allocated to employees and voted by the trustee of the plan. Upon distribution of shares to a participant, the participant has the right to require the Corporation to purchase shares at their fair value in accordance with the terms and conditions of the plan. The fair value of the shares allocated as of December 31, 1998 was approximately $299,995.

NOTE 12 - STOCK OPTIONS

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

At December 31, 1998 and 1997, there were 70,352 and 67,352 options available for future grant under the Plan, and 0 and 3,000 options were outstanding and exercisable at a price of $5 per share. 3,000 options forfeited during 1998. All outstanding options were granted in 1995 at the fair value of the stock at the date of grant.

NOTE 13 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT

The Bank leases certain office and branch premises and equipment under operating lease agreements. Total rental expense for all operating leases aggregated $143,223 and $170,905 in 1998 and 1997. Future minimum rentals under noncancelable operating leases as of December 31, 1998 are as follows:

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 13 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT
  (Continued)

                  1999                   $    134,400
                  2000                        134,400
                  2001                        134,400
                  2002                        134,400
                  2003                         93,700
                  Thereafter                   30,000
                                         ------------

                                         $    661,300
                                         ============

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

Financial instruments whose contract amounts represent off-balance-sheet risk at year-end are as follows:

                                                  1998                1997
                                                  ----                ----
     Commitments to extend credit           $    18,325,000     $    16,124,000
     Letters of credit                              868,000           1,223,000

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

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 13 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT
  (Continued)

The Bank's loan portfolio is concentrated primarily towards residential and commercial customers in metropolitan Detroit, Michigan. Commercial real estate loans to religious organizations comprise 9.4% of the Bank's total loans at December 31, 1998. Commercial loans to apartment building operators comprise 10.7% of the Bank's total loans at December 31, 1998.

At year-end 1998 and 1997, reserves of $818,000 and $300,000 were required as deposits with the Federal Reserve Bank of Chicago. These reserves do not earn interest.

NOTE 14 - RELATED PARTY TRANSACTIONS

Related parties include directors and executive officers of the Corporation and Bank (including their affiliated family members and companies). It is the Bank's policy that all such loans and commitments be made on substantially the same terms as those for comparable transactions with other persons. Loans to related parties amounted to $143,325 and $120,304 at December 31, 1998 and 1997. During 1998, the Corporation had new loans of $42,179 and repayments of $19,158.

Related party deposits totaled $346,105 and $155,499 at year-end 1998 and 1997.

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

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS  (Continued)

                                                  December 31, 1998                      December 31, 1997
                                                  -----------------                      -----------------
                                             Carrying              Fair              Carrying            Fair
                                              Amount               Value              Amount             Value
                                              ------               -----              ------             -----
     Financial Assets

     Cash and cash equivalents          $     27,970,361    $     27,970,361     $    13,692,380   $     13,692,380
     Securities                               52,755,899          52,817,533          41,920,025         41,980,819
     Loans, net                               38,382,362          39,102,943          39,705,889         39,717,185
     Accrued interest receivable                 929,153             929,153             898,186            898,186

     Financial Liabilities

     Deposits:
         Demand                               41,048,374          41,048,374          31,304,908         31,304,908
         NOW                                   6,377,232           6,377,232           5,198,539          5,198,539
         Saving                               15,332,315          15,332,315          13,787,459         13,787,459
         Certificates of deposit              32,039,757          32,085,071          30,808,847         30,819,378

     Securities sold under
       agreements to repurchase               16,649,188          16,649,188           7,117,616          7,117,616
     Short-term borrowings                     5,000,000           5,000,000           5,000,000          5,000,000
     Long-term debt                              900,000             798,057             900,000            795,724
     Accrued interest payable                    307,047             307,047             264,544            264,544


                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

NOTE 16 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The Corporation's condensed balance sheets, statements of income and statements of cash flows as of December 31, 1998 and 1997 and for the years then ended are as follows:

                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                                       1998               1997
                                                                                       ----               ----
     ASSETS
     Cash                                                                         $        1,666    $         1,666
     Dividend receivable from bank                                                                           87,295
     Investment in subsidiary                                                          6,674,938          5,860,310
                                                                                  --------------    ---------------

                                                                                  $    6,676,604    $     5,949,271
                                                                                  ==============    ===============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
         Dividend payable                                                                           $        87,295
         Long-term debt                                                           $      900,000            900,000
                                                                                  --------------    ---------------
                                                                                         900,000            987,295

     Total shareholders' equity                                                        5,776,604          4,962,426
                                                                                  --------------    ---------------

                                                                                  $    6,676,604    $     5,949,721
                                                                                  ==============    ===============


                       CONDENSED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                        1998               1997
                                                                                        ----               ----
     Income
         Other income                                                                                $      320,000
         Dividend income from subsidiary                                            $     221,911           168,350

     Expense
         Interest on borrowings                                                            54,000            54,250
         Other operating expenses                                                                           152,639
                                                                                    -------------    --------------

     INCOME BEFORE FEDERAL INCOME TAX (BENEFIT) AND
       EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY                                167,911           281,461

     Federal income tax (benefit)

     INCOME BEFORE EQUITY IN UNDISTRIBUTED
       EARNINGS OF BANK SUBSIDIARY                                                        167,911           281,461

     Equity in undistributed earnings of bank subsidiary                                  778,482           582,513
                                                                                    -------------    --------------

     NET INCOME                                                                     $     946,393    $      863,974
                                                                                    =============    ==============

                       CONDENSED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                        1998               1997
                                                                                        ----               ----
     CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                                 $     946,393    $      863,974
         Adjustments to reconcile net income to
           net cash from operating activities
              Provision for loan losses                                                                     152,639
              Equity in net income of subsidiary                                         (778,482)         (582,513)
              Changes in assets and liabilities
                  Accrued expenses and other liabilities                                                   (374,250)
                                                                                    -------------    --------------
                      Net cash from operating activities                                  167,911            59,850

     CASH FLOWS FROM FINANCING ACTIVITIES
         Buyback of Class C preferred stock                                              (133,711)
         Dividends                                                                        (34,200)          (59,850)
                                                                                    -------------    --------------
              Net cash from financing activities                                         (167,911)          (59,850)
                                                                                    -------------    --------------

     Net change in cash and cash equivalents                                                    0                 0

     Cash and cash equivalents at beginning of year                                         1,666             1,666
                                                                                    -------------    --------------

     CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $       1,666    $        1,666
                                                                                    =============    ==============


                                 EXHIBIT INDEX


             EXHIBIT NO.                         EXHIBIT DESCRIPTION
             -----------                         -------------------
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

                10.(i)-2                                  Stipulation and consent to the issuance of a
                                           consent order, and the consent order by and between First
                                           Independence National Bank and the Office of the
                                           Comptroller of the Currency dated October 7, 1992 was
                                           previously filed as an exhibit to the Annual Report on Form
                                           10-K for the year ended December 31, 1992 (File No.
                                           0-15777) and is incorporated herein by reference. 10.(i)-2
                                           A report on Form 8-K was filed on October 25, 1996, which
                                           included information on the change in First Independence's
                                           Certifying Accountants from Coopers and Lybrand LLP to
                                           Crowe, Chizek and Company LLP and is incorporated herein by reference. 27 Financial Data Schedule


                27                                        Financial Data Schedule