Form 10QSB
period 1999-03-31
FIRST INDEPENDENCE CORP
filed 1999-05-14
CIK 745140

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

                                 (313) 256-8400
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       376,760 shares of Common Stock ($1 par value) as of April 30, 1999.

Transitional Small Business Disclosure Format (check one):  Yes   ; No  X  .
                                                               ---     ---

                         FIRST INDEPENDENCE CORPORATION
                                      INDEX



PART 1.       Financial Information                                                                    Page No.
              ---------------------                                                                    --------

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheet -
                    March 31, 1999 (Unaudited).......................................................        1

                  Condensed Consolidated Statements of Income - Three
                    Months Ended March 31, 1999 (Unaudited) and
                    March 31, 1998 (Unaudited).......................................................        2

                  Consolidated Statements of Comprehensive Income - Three
                    Months Ended March 31, 1999 (Unaudited) and
                    March 31, 1998 (Unaudited).......................................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 1999 (Unaudited) and
                    March 31, 1998 (Unaudited).......................................................        4

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................        5


     Item 2.      Management's Discussion and Analysis and
                    Results of Operations............................................................     6-10


PART II.      Other Information

     Item 1.      Legal Proceedings..................................................................       11

     Item 2.      Changes in Securities and Use of Proceeds..........................................       11

     Item 3.      Defaults upon Senior Securities....................................................       11

     Item 4.      Submission of Matters to a Vote of Security Holders................................       11

     Item 5.      Other Information..................................................................       11

     Item 6.      Exhibits and Reports on Form 8-K...................................................       11

     Signatures   ...................................................................................       11

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                         FIRST INDEPENDENCE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET



                                                                            March 31,
                                                                              1999
                                                                              ----
                                                                          (Unaudited)
ASSETS
     Cash and due from banks                                           $   1,884,875
     Federal funds sold                                                   16,850,000
                                                                       -------------
         Total cash and cash equivalents                                  18,734,875

     Securities available for sale                                        48,847,951
     Securities held to maturity (fair value of $4,608,750)                4,552,933
                                                                       -------------
                                                                          53,400,884

     Total loans                                                          40,132,554
     Allowance for loan losses                                            (1,062,209)
                                                                       -------------
                                                                          39,070,345
     Premises and equipment - net                                          3,277,476
     Accrued interest receivable and other assets                          1,745,552
                                                                       -------------
         Total assets                                                  $ 116,229,132
                                                                       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                           $  35,539,525
         Interest-bearing                                                 48,849,301
                                                                       -------------
                                                                          84,388,826

     Short-term borrowings                                                24,709,074
     Accrued expenses and other liabilities                                  637,339
     Long-term debt                                                          900,000
                                                                       -------------
         Total liabilities                                               110,635,239

Shareholders' equity
     Preferred stock                                                       2,615,797
     Common stock, $1 par value:  500,000 shares authorized;
       336,760 shares issued and outstanding                                 336,760
     Capital surplus                                                       2,369,784
     Retained earnings                                                       600,809
     Unrealized loss on securities available for sale                       (329,257)
                                                                       -------------
         Total shareholders' equity                                        5,593,893

              Total liabilities and shareholders' equity               $ 116,229,132
                                                                       =============



        See accompanying notes to condensed consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                                         Three Months Ended
                                                                                     March 31,          March 30,
                                                                                       1999               1998
                                                                                       ----               ----
Interest income
     Loans, including fees                                                        $      968,418    $       972,129
     Federal funds sold                                                                  232,188            182,693
     Securities                                                                          799,294            688,529
                                                                                  --------------    ---------------
                                                                                       1,999,900          1,843,351
Interest expense
     Deposits                                                                            436,443            456,505
     Other borrowed funds                                                                260,094            166,970
                                                                                  --------------    ---------------
                                                                                         696,537            623,475
                                                                                  --------------    ---------------


NET INTEREST INCOME                                                                    1,303,363          1,219,876

Provision for loan losses                                                                 45,000             75,000
                                                                                  --------------    ---------------


NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    1,258,363          1,144,876

Noninterest income
     Service charges on deposit accounts                                                 177,430            165,246
     Net gain on sales of residential real estate loans                                                      18,790
     Other noninterest income                                                             73,315             98,316
                                                                                  --------------    ---------------
                                                                                         250,745            282,352
Noninterest expense
     Salaries and employee benefits                                                      660,574            588,779
     Occupancy                                                                           303,118            288,868
     Professional services                                                                59,000             67,500
     Other noninterest expense                                                           252,572            241,657
                                                                                  --------------    ---------------
                                                                                       1,275,264          1,186,804
                                                                                  --------------    ---------------


NET INCOME                                                                               233,844            240,424

Preferred stock dividend requirement                                                      17,100              8,550
                                                                                  --------------    ---------------


INCOME ATTRIBUTABLE TO COMMON STOCK                                               $      216,744    $       231,874
                                                                                  ==============    ===============

Basic and diluted earnings per common share                                            $    .64          $   .69
                                                                                       ========          =======



     See accompanying notes to condensed consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                         March 31,       March 31,
                                                                                           1999            1998
                                                                                           ----            ----

Net income                                                                            $    233,844     $    240,424

Other comprehensive income, net of tax:
     Change in unrealized gains (losses)
       on securities                                                                      (399,454)         (74,867)
                                                                                      ------------     ------------


Comprehensive income (loss)                                                           $   (165,610)    $    165,557
                                                                                      ============     ============














     See accompanying notes to condensed consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                 Three Months Ended
                                                                            March 31,           March 31,
                                                                             1999                1998
                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                        $    233,844            $    240,424
     Adjustments to reconcile net income
       to net cash from operating activities:
         Depreciation                                                       139,859                 122,505
         Amortization of premiums and discounts on
           securities, net                                                   24,404                  18,453
         Provision for loan losses                                           45,000                  75,000
         Net change in:
              Accrued interest receivable and other assets                 (318,832)               (239,747)
              Accrued interest payable and other liabilities                121,111                (127,141)
                                                                       ------------            ------------
                  Net cash from operating activities                        245,386                  89,494

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                                   (732,983)               (654,683)
     Securities available for sale:
         Proceeds from maturities and principal paydowns                  4,023,577               7,082,118
         Purchases                                                       (5,298,200)            (14,094,375)
     Securities held to maturity:
         Proceeds from maturities                                                                 2,910,000
     Premises and equipment expenditures, net                              (124,300)                (62,856)
                                                                       ------------            ------------
         Net cash from investing activities                              (2,131,906)             (4,819,796)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                             (10,408,852)             11,182,149
     Net change in short-term borrowings                                  3,059,886                (305,110)
                                                                       ------------            ------------
         Net cash from financing activities                              (7,348,966)             10,877,039
                                                                       ------------            ------------

Net change in cash and cash equivalents                                  (9,235,486)              6,146,737

Cash and cash equivalents at beginning of period                         27,970,361              13,692,380
                                                                       ------------            ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 18,734,875            $ 19,839,117
                                                                       ============            ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                      $    709,899            $    604,725


       See accompanying notes to condensed consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements include the consolidated results of operations of First Independence Corporation ("the Corporation") and its wholly-owned subsidiary, First Independence National Bank of Detroit ("the Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results that may be achieved of operations for such periods. The results for the period ended March 31, 1999 should not be considered as indicative of results that may be achieved for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.


2.   EARNINGS PER COMMON SHARE:

     Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share further assumes the issue of any potentially dilutive common shares. The weighted average number of common shares used in the calculation of both basic and diluted earnings per common share was 336,760 shares for the three months ended March 31, 1999 and 1998.


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

                         FIRST INDEPENDENCE CORPORATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
  AND RESULTS OF OPERATIONS


SUMMARY OF OPERATIONS

Net income attributable to common stock for the first quarter of 1999 was $216,744, or $.64 per common share, compared to $231,874 or $.69 per common share for the first quarter of 1998. The decrease in net income for the first quarter 1999, as compared to 1998, was primarily the result of an increase in noninterest expense offset by an increase in net interest income.

Net Interest Income: Net interest income for the first quarter of 1999 was $1,303,363, an increase of $83,487 from the first quarter of 1998 net interest income of $1,219,876. The increase was attributable to an increase of average earning assets and a decrease in average interest-bearing liabilities. This increase was offset by a reduction in net interest margin due to the yields on interest-earning assets decreasing by more than the decrease in deposit rates.

Provision for Loan Losses: The provision for loan losses in the first quarter of 1999 was $45,000, a decrease of $30,000 from the first quarter of 1998. The allowance for loan losses as a percentage of total loans outstanding as of March 31, 1999 was 2.65%. The Bank maintains the allowance for loan losses at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of the Bank's and banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors.

Noninterest Income: Noninterest income for the first quarter of 1999 amounted to $250,745, a decrease of $31,607, or 11%, from the first quarter of 1998. The decrease was the result of a decrease in other noninterest income of $25,001 and a decrease in gains on sales of residential real estate loans of $18,790, partially offset by an increase in service charges on deposits of $12,184. The decrease in other noninterest income was due to a reduction in miscellaneous fees. The decrease in gains on sales of residential real estate loans is primarily the result of less emphasis placed by management on the origination and sale of residential real estate loans.

Noninterest Expense: Noninterest expense for the first quarter of 1999 amounted to $1,275,264, an increase of $88,460, or 7%, from the first quarter of 1998 noninterest expense of $1,186,804. The increase was primarily the result of increases in salary and wages of $71,795 and occupancy expense of $14,250.


BALANCE SHEET ANALYSIS

Liquidity: Federal funds sold were $16,850,000, or 20% of total deposits of $84,388,826 at March 31, 1999. Total securities available-for-sale at March 31, 1999 were $48,847,951, or 58% of total deposits. Thus, the Bank has a liquidity position such that management believes it is capable of funding loan demand or deposit withdrawals.

Securities: The Bank had $53,400,884 of securities at March 31, 1999, compared to $52,755,899 at December 31, 1998. The increase in securities is the result of management's strategy to invest the excess funds made available from an increase in deposits into higher earning assets. Securities primarily consist of U.S. Treasury and U.S. Government and federal agency securities.

                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
  AND RESULTS OF OPERATIONS


BALANCE SHEET ANALYSIS (Continued)

Loans: The following table sets forth the composition of the Bank's loan portfolio (in thousands) at March 31, 1999:

         Commercial                                                          $         10,832        27%
         Commercial real estate                                                         7,872        19
         Residential real estate                                                       15,887        40
         Consumer                                                                       5,542        14
                                                                             ----------------    ------

                                                                             $         40,133       100%
                                                                             ================    ======


At March 31, 1999, the Bank had $1,019,394 of loans that were considered nonperforming. Nonperforming loans include non-accrual loans, loans with principal or interest past due 90 days or more, and other impaired loans. Non-accrual loans are those loans on which the Bank does not accrue interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. Impaired loans are those loans which management does not expect to fully collect all principal and interest under the original terms of the loan. At March 31, 1999, total nonperforming and impaired loans amounted to 2.54% of aggregate loans at March 31, 1999, compared to 3.37% at December 31, 1998.

At March 31, 1999, there were no significant loans other than those identified above, for which information was known that would cause management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

The allowance for loan losses totaled $1,062,209 at March 31, 1999, compared to December 31, 1998 of $1,174,888. The allowance for loan losses represented 2.65% of total loans at March 31, 1999 compared with 2.97% at December 31, 1998. The allowance for loan losses was 104% of nonperforming loans at March 31, 1999 as compared to 88% of nonperforming loans at December 31, 1998. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of the borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.

Loans charged off in the first quarter of 1999 aggregated $185,678. The charge offs are part of the Bank's continuing effort to address problem loans in the loan portfolio and improve the quality of the loan assets. The Bank's collection efforts in the first quarter of 1999 resulted in recoveries of $27,999 on loans previously charged off.

                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
  AND RESULTS OF OPERATIONS


BALANCE SHEET ANALYSIS (Continued)

The table below presents management's allocation of the allowance for loan losses by loan portfolio at March 31, 1999.



(In thousands)                                                                   Allowance      Percent
                                                                                 ---------      -------

         Commercial/commercial real estate                                      $      337           32%
         Real estate mortgage                                                           22            2
         Consumer                                                                      146           14
         Unallocated                                                                   557           52
                                                                                ----------       ------

                                                                                $    1,062          100%
                                                                                ==========       ======


The following table summarizes activity in the allowance for loan losses during the three months ended March 31, 1999.


         Average loans outstanding during the period                                      $     39,906,206
                                                                                          ================

         Allowance for loan losses
              Beginning balance                                                           $      1,174,888
              Provision for loan losses                                                             45,000
              Charge-offs                                                                         (185,678)
              Recoveries                                                                            27,999
                                                                                          ----------------

              Balance at end of period                                                    $      1,062,209
                                                                                          ================

         Charge-offs by category
              Commercial                                                                  $        134,586
              Consumer                                                                              50,180
              Real estate mortgages                                                                    912
                                                                                          ----------------

              Total charge-offs                                                           $        185,678
                                                                                          ================

         Recoveries by category
              Commercial                                                                  $          4,708
              Consumer                                                                              23,144
              Real estate mortgages                                                                    147
                                                                                          ----------------

              Total recoveries                                                            $         27,999
                                                                                          ================

         Net loans charged off                                                            $        157,679

         Provision for loan losses as a percent of average loans                                       .11%
         Net loans charged off as a percent of average loans                                           .40%
         Total loans charged off as a percent of average loans                                         .47%






                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
  AND RESULTS OF OPERATIONS


BALANCE SHEET ANALYSIS (Continued)

Deposits: The following is a summary of the average balances and average rates paid on deposits for the three months ending March 31, 1999.



                                                                                  Average            Average
(In thousands)                                                                    Balance             Rate
                                                                                  -------             ----

         Noninterest-bearing demand deposits                                    $   36,641
         Interest-bearing demand deposits                                            8,687             2.03%
         Savings deposits                                                           14,993             1.81
         Time deposits
              $100,000 or more *                                                    15,126             4.27
              Other time deposits                                                   15,047             4.34
                                                                                ----------

                                                                                $   90,494
                                                                                ==========


* Includes approximately $2 million of noninterest-bearing time deposits from the U.S. Treasury.

Capital Resources: The following table presents the components of Tier 1 Capital and Total Capital as of March 31, 1999. Both Tier 1 and Total Capital exceed regulatory minimum requirements of 4% and 8%, respectively. The Tier 1 Leverage Ratio, also presented below, exceeds the regulatory minimum of 3%.


                                                                               March 31,       December 31,
                                                                                 1999              1998
                                                                                 ----              ----
     Ratios (end of period):
         Risk-Based Capital Ratios:
              Tier 1 Capital Ratio                                                  12.67%             12.06%
              Total Capital Ratio                                                   13.92%             13.32%
         Tier 1 Leverage Ratio                                                       5.70%              5.75%



YEAR 2000

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

                                  (Continued)

                         FIRST INDEPENDENCE CORPORATION

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
  AND RESULTS OF OPERATIONS

YEAR 2000 (Continued)

Costs of the Corporation related to the Year 2000 issue are estimated to be approximately $125,000. Costs incurred through March 31, 1999 are $100,000. It is impossible to predict the exact expenses associated with the Year 2000 issue and additional funds may be needed for unknown expenses relating to Year 2000 testing, training and education, as well as system and software replacements.

As with any organization that depends on technology, particularly computer systems and software, a Year 2000 related failure poses a significant threat to continued business operations. While the Corporation has developed a plan to ensure Year 2000 readiness, we recognize that the success of our third party providers is vital to our success. Of primary concern are local utility and telecommunications companies. These, in addition to other third parties, have been contacted and the Committee is monitoring their progress towards their own Year 2000 readiness. Additional risks include the Bank's lending and deposit relationships. The Committee is currently evaluating these two groups and assessing any potential risks, as well as establishing any necessary corrective procedures.

Despite careful planning by the Corporation, we recognize there may be circumstances beyond our control that may prohibit us from operating "as usual" after December 31, 1999. The Year 2000 Committee is currently in process of developing a contingency plan to address potential Year 2000 problems.

                         FIRST INDEPENDENCE CORPORATION
                           PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

There are no matters required to be reported under this item.

ITEM 2.  CHANGES IN SECURITIES.

There are no matters required to be reported under this item.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There are no matters required to be reported under this item.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There are no matters required to be reported under this item.

ITEM 5.  OTHER INFORMATION.

There are no matters required to be reported under this item.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

           (1)    Exhibit 27 - Financial Data Schedule


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST INDEPENDENCE CORPORATION
                                        Registrant

     Date:   5/14/99                    /s/ William Fuller
          ------------------            --------------------------------------
                                        William Fuller, President


     Date:   5/14/99                    /s/ Rose Ann Lacy
          ------------------            --------------------------------------
                                        Rose Ann Lacy, Chief Financial Officer

                                 Exhibit Index
                                 -------------


Exhibit No.              Description
-----------              -----------

   27                    Financial Data Schedule