Form 10QSB
period 1999-06-30
FIRST INDEPENDENCE CORP
filed 1999-08-09
CIK 745140

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                  [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------
                                       OR

                  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from > to >

                         Commission File Number: 0-15777

                         FIRST INDEPENDENCE CORPORATION
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Michigan                                   38-2583843
  ------------------------------           ---------------------------------
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                      44 Michigan, Detroit, Michigan 48226
                    (Address of Principal Executive Offices)

                                 (313) 256-8400
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .
                                                             ---  --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       336,760 shares of Common Stock ($1 par value) as of June 30, 1999.

Transitional Small Business Disclosure Format (check one):  Yes  ; No  X .
                                                               --     ---

                         FIRST INDEPENDENCE CORPORATION
                                      INDEX



PART 1.   FINANCIAL INFORMATION                                                                      Page No.
                                                                                                     --------
     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheet -
                 June 30, 1999 (Unaudited)........................................................        1

               Condensed Consolidated Statements of Income - Three and
                 Six Months Ended June 30, 1999 (Unaudited) and
                 June 30, 1998 (Unaudited)........................................................        2

               Consolidated Statements of Comprehensive Income - Three
                 and Six Months Ended June 30, 1999 (Unaudited) and
                 June 30, 1998 (Unaudited)........................................................        3

               Condensed Consolidated Statements of Cash Flows -
                 Six Months Ended June 30, 1999 (Unaudited) and
                 June 30, 1998 (Unaudited)........................................................        4

               Notes to Condensed Consolidated Financial Statements (Unaudited)...................        5


     Item 2.   Management's Discussion and Analysis and Results of Operation......................     6-10


PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings..................................................................       11

     Item 2.   Changes in Securities and Use of Proceeds..........................................       11

     Item 3.   Defaults upon Senior Securities....................................................       11

     Item 4.   Submission of Matters to a Vote of Security Holders................................       11

     Item 5.   Other Information..................................................................       11

     Item 6.   Exhibits and Reports on Form 8-K...................................................       11


     SIGNATURES...................................................................................       12

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                                    June 30,
                                                                      1999
                                                               ----------------
                                                                   (Unaudited)
ASSETS
     Cash and due from banks                                   $      3,194,857
     Federal funds sold                                              14,700,000
                                                               ----------------
         Total cash and cash equivalents                             17,894,857

     Securities available for sale                                   50,214,151
     Securities held to maturity                                      4,535,271
                                                               ----------------
                                                                     54,749,422

     Total loans                                                     41,433,923
     Allowance for loan losses                                       (1,029,895)
                                                               ----------------
                                                                     40,404,028
     Premises and equipment - net                                     3,613,027
     Accrued interest receivable and other assets                     2,075,259
                                                               ----------------
         Total assets                                          $    118,736,593
                                                               ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                   $     32,923,079
         Interest-bearing                                            54,845,829
                                                               ----------------
                                                                     87,768,908

     Short-term borrowings                                           24,101,680
     Accrued expenses and other liabilities                             562,552
     Long-term debt                                                     900,000
                                                               ----------------
         Total liabilities                                          113,333,140

Shareholders' equity
     Preferred stock                                                  2,615,797
     Common stock, $1 par value:  500,000 shares authorized;
       336,760 shares issued and outstanding                            336,760
     Capital surplus                                                  2,369,782
     Retained earnings                                                  821,970
     Unrealized gain on securities available for sale                  (740,856)
                                                               ----------------
         Total shareholders' equity                                   5,403,453

              Total liabilities and shareholders' equity       $    118,736,593
                                                               ================

-------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                          -----Three Months Ended-----  -----Six Months Ended-------

                                                          June 30, 1999  June 30, 1998  June 30, 1999  June 30, 1998
                                                            ----------     ----------     ----------    ----------
Interest income
     Loans, including fees                                  $  950,709     $  994,569     $1,919,127     $1,966,698
     Federal funds sold                                        230,803        150,819        462,991        333,512
     Securities                                                840,791        709,983      1,640,092      1,398,512
                                                            ----------     ----------     ----------     ----------
                                                             2,022,303      1,855,371      4,022,210      3,698,722
Interest expense
     Deposits                                                  404,084        489,649        840,527        946,154
     Other borrowed funds                                      258,959        160,698        519,053        327,668
                                                            ----------     ----------     ----------     ----------
                                                               663,043        650,347      1,359,580      1,273,822
                                                            ----------     ----------     ----------     ----------

NET INTEREST INCOME                                          1,359,260      1,205,024      2,662,630      2,424,900

Provision for loan losses                                       45,000         75,000         90,000        150,000
                                                            ----------     ----------     ----------     ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          1,314,260      1,130,024      2,572,630      2,274,900

Noninterest income
     Service charges on deposit accounts                       175,731        181,229        353,161        346,475
     Net gain on sales of residential real estate loans              0          3,618              0         22,408
     Other noninterest income                                   92,069         55,179        165,384        153,495
                                                            ----------     ----------     ----------     ----------
                                                               267,800        240,026        518,545        522,378
Noninterest expense
     Salaries and employee benefits                            676,721        586,173      1,337,295      1,174,952
     Occupancy                                                 319,377        304,911        622,495        617,461
     Professional services                                      71,000         47,500        130,000        115,000
     Other noninterest expense                                 280,309        226,763        532,882        444,738
                                                            ----------     ----------     ----------     ----------
                                                             1,347,407      1,165,347      2,622,672      2,352,151
                                                            ----------     ----------     ----------     ----------

INCOME BEFORE FEDERAL INCOME TAX                               234,653        204,703        468,503        445,127

Federal income tax expense                                           0              0              0              0
                                                            ----------     ----------     ----------     ----------

NET INCOME                                                     234,653        204,703        468,503        445,127

Preferred stock dividend requirement                                 0          8,550         17,100         17,100
                                                            ----------     ----------     ----------     ----------

INCOME ATTRIBUTABLE TO COMMON STOCK                         $  234,653     $  196,153     $  451,403     $  428,027
                                                            ==========     ==========     ==========     ==========
Basic and diluted earnings per common share                 $     0.70     $     0.58     $     1.34     $     1.27
                                                            ==========     ==========     ==========     ==========

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                    ------Three months ended---       ------Six months ended-------
                                                        June 30,        June 30,         June 30,        June 30,
                                                          1999            1998             1999            1998
                                                          ----            ----             ----            ----
Net income                                           $    234,653     $    204,703    $    468,503     $    445,127

Other comprehensive income, net of tax:
     Change in unrealized gains (losses)
       on securities                                     (411,599)          45,837        (811,054)         (29,030)
                                                     -------------    ------------    -------------    ------------

Comprehensive income                                 $   (176,946)    $    250,540    $   (342,551)    $    416,097
                                                     =============    ============    =============    ============

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                   Six Months Ended
                                                                             June 30, 1999    June 30, 1998
                                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                              $    468,503      $    445,127
     Adjustments to reconcile net income
       to net cash from operating activities:
         Depreciation                                                             289,657           248,478
         Amortization of premiums and discounts on
           securities, net                                                         48,476            40,649
         Provision for loan losses                                                 90,000           150,000
         Net change in:
              Accrued interest receivable and other assets                       (436,506)         (332,354)
              Accrued interest payable and other liabilities                       63,428          (177,244)
                                                                             ------------      ------------
                  Net cash from operating activities                              523,558           374,656

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                                       (2,111,666)         (439,609)
     Securities available for sale:
         Proceeds from maturities and principal paydowns                        6,017,706         9,168,923
         Purchases                                                             (9,288,575)      (17,093,125)
     Securities held to maturity:
         Proceeds from maturities                                                       0         3,410,000
         Purchases                                                                      0                 0
     Premises and equipment expenditures, net                                    (609,649)         (120,501)
                                                                             ------------      ------------
              Net cash from investing activities                               (5,992,184)       (5,074,312)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                    (7,028,770)        7,085,369
     Net change in short-term borrowings                                        2,452,492        (1,116,353)
     Interest paid on senior notes                                                (13,500)                0
     Dividends paid                                                               (17,100)          (17,105)
                                                                             ------------      ------------
         Net cash from financing activities                                    (4,606,878)        5,951,911
                                                                             ------------      ------------

Net change in cash and cash equivalents                                       (10,075,504)        1,252,255

Cash and cash equivalents at beginning of period                               27,970,361        13,692,380
                                                                             ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $ 17,894,857      $ 14,944,635
                                                                             ============      ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                               1,447,386         1,264,537

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------
1.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements include the consolidated results of operations of First Independence Corporation ("the Corporation") and its wholly-owned subsidiary, First Independence National Bank of Detroit ("the Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results that may be achieved of operations for such periods. The results for the period ended June 30, 1999 should not be considered as indicative of results that may be achieved for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1998.


2.   EARNINGS PER COMMON SHARE:

     Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share further assumes the issue of any potentially dilutive common shares. The weighted average number of common shares used in the calculation of both basic and diluted earnings per common share was 336,760 shares for the three and six months ended June 30, 1999 and 1998.


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

--------------------------------------------------------------------------------
                                                                              5.

Item 2.   Management's Discussion and Analysis and Results of Operation.

--------------------------------------------------------------------------------
SUMMARY OF OPERATIONS

Net income attributable to common stock for the second quarter of 1999 was $234,653, or $0.70a per common share, compared to a net income of $196,153 or $0.58 per common share for the second quarter of 1998. The increase in net income for the second quarter 1999, as compared to 1998, was primarily the result of a decrease in the loan loss provision and an increase in interest income from securities.

Net income attributable to common stock for the six months ended June 30, 1999 was $468,503, or $1.34 per common share, compared to $445,127, or $1.27 per common share, for the six months ended June 30, 1998. The increase was primarily the result of a decrease in the provision for loan losses, offset by an increase in net interest income and an increase in noninterest expense.

Net Interest Income: Net interest income for the second quarter of 1999 was $1,359,260, an increase of $154,230 from the second quarter of 1998 net interest income of $1,205,024. Net interest income for the six months ended June 30, 1999 was $2,662,630, an increase of $237,730 when compared to the six months ended June 30, 1998. The increase for both the second quarter and the first six months of 1999 as compared to 1998 was attributable to average earning assets increasing more than average interest-bearing liabilities. This increase was offset by a reduction in net interest margin due to lower yielding earning assets and higher rates on deposits.

Provision for Loan Losses: The provision for loan losses in the second quarter of 1999 was $45,000, a decrease of $30,000 from the second quarter of 1998. The provision for loan losses for the six months ended June 30, 1999 was $90,000, an decrease of $60,000 when compared to the $150,000 provision for loan losses for the six months ended June 30, 1998. The allowance for loan losses as a percentage of total loans outstanding as of June 30, 1999 was 2.49%. The Bank maintains the allowance for loan losses at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of the Bank's and banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. The decrease in the need for additional provisions for loan losses is a result of management's continued efforts on improving the quality of the loan portfolio.

Noninterest Income: Noninterest income for the second quarter of 1999 amounted to $267,800, an increase of $27,774, or 11.6%, from the second quarter of 1998.




--------------------------------------------------------------------------------
                                   (Continued)

Item 2.   Management's Discussion and Analysis and Results of Operation.
--------------------------------------------------------------------------------

SUMMARY OF OPERATIONS (Continued)

Noninterest income for the six months ended June 30, 1999 was $518,545, a decrease of $3,833 when compared to the six months ended June 30, 1998. The decrease was the result of a decrease in gains on sales of residential real estate loans of $22,408, partially offset by an increase in other noninterest income of $11,889, primarily from additional surcharge fees on ATM usage. The decrease in gains on sales of residential real estate loans is primarily the result of less emphasis placed by management on the origination and sale of residential real estate loans.

Noninterest Expense: Noninterest expense for the second quarter of 1999 amounted to $1,347,407, an increase of $182,060, or 15.6%, from the second quarter of 1998 noninterest expense of $1,165,347. The increase was primarily the result of an increase in salary and wages of $90,548, professional services expense of $25,000 and other noninterest expense of $53,546.

For the six months ended June 30, 1999, noninterest expense of $2,622,672 had increased $270,521 as compared to the six months ended June 30, 1998. The overall increase was the result the following: salaries and employee benefits increased $162,343, professional services expense increased $15,000, and other noninterest expense increased $88,144.


BALANCE SHEET ANALYSIS

Liquidity: Federal funds sold were $14,700,000, or 16.7% of total deposits of $87,768,908 at June 30, 1999. Total securities available-for-sale at June 30, 1999 were $50,214,151, or 57.2% of total deposits. The Bank has a liquidity position such that management believes it is capable of funding loan demand or deposit withdrawals.

Securities: The Bank had $54,749,422 of securities at June 30, 1999, compared to $52,755,899 at December 31, 1998. The increase in securities is the result of management's strategy to invest the excess funds made available from an increase in deposits into higher earning assets. Securities primarily consist of U.S. Treasury and U.S. Government and federal agency securities.

--------------------------------------------------------------------------------
                                  (Continued)

Item 2.   Management's Discussion and Analysis and Results of Operation.
--------------------------------------------------------------------------------

BALANCE SHEET ANALYSIS (continued)

Loans: The following table sets forth the composition of the Bank's loan portfolio at June 30, 1999:


     Commercial                                $     11,176,697        26.9%
     Commercial real estate                           9,242,065        22.3
     Residential real estate                         15,229,581        36.8
     Consumer                                         5,785,580        14.0
                                               ----------------    --------

                                               $     41,433,923       100.0%
                                               ================    ========

At June 30, 1999, the Bank had $2,293,726 of loans that were considered nonperforming. Nonperforming loans include non-accrual loans, loans with principal or interest past due 90 days or more, and other impaired loans. Non-accrual loans are those loans on which the Bank does not accrue interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. Impaired loans are those loans which management does not expect to fully collect all principal and interest under the original terms of the loan. At June 30, 1999, total nonperforming and impaired loans amounted to 5.53% of aggregate loans at June 30, 1999, compared to 3.22% at December 31, 1998.

At June 30, 1999, there were no significant loans other than those identified above, for which information was known that would cause management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

The allowance for loan losses totaled $1,029,895 at June 30, 1999, compared to December 31, 1998 of $1,174,888. The allowance for loan losses represented 2.49% of total loans at June 30, 1999 compared with 2.97% at December 31, 1998. The allowance for loan losses was 44.9% of nonperforming loans at June 30, 1999 as compared to 88% of nonperforming loans at December 31, 1998. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of the borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.

Loans charged off in the second quarter of 1999 aggregated $72,000. The charge offs are part of the Bank's continuing effort to address problem loans in the loan portfolio and improve the quality of the loan assets. The Bank's collection efforts in the second quarter of 1999 resulted in recoveries of $66,000 on loans previously charged off.



--------------------------------------------------------------------------------
                                   (Continued)

Item 2.   Management's Discussion and Analysis and Results of Operation.
--------------------------------------------------------------------------------

BALANCE SHEET ANALYSIS (continued)

The table below presents management's allocation of the allowance for loan losses by loan portfolio at June 30, 1999.


(In thousands)                                    Allowance        Percent
                                                  ---------        -------

     Commercial/commercial real estate            $      336           32.6%
     Real estate mortgage                                 85            8.3
     Consumer                                            134           13.0
     Unallocated                                         475           46.1
                                                  ----------       --------

                                                  $    1,030          100.0%
                                                  ==========       ========


The following table summarizes activity in the allowance for loan losses during the six months ended June 30, 1998.

   Average loans outstanding during the period              $     40,495,586
                                                            ================
   Allowance for loan losses
        Beginning balance                                   $      1,174,888
        Provision for loan losses                                     90,000
        Charge-offs                                                 (258,000)
        Recoveries                                                    23,007
                                                            ----------------

        Balance at end of period                            $      1,029,895
                                                            ================

   Provision for loan losses as a percent of average loans          0.22%
   Net loans charged off as a percent of average loans              0.58%
   Total loans charged off as a percent of average loans            0.64%

Deposits: The following is a summary of the average balances and average rates paid on deposits for the six months ending June 30, 1999.


                                                     Average           Average
(In thousands)                                       Balance             Rate
                                                     -------             ----
         Noninterest-bearing demand deposits       $   36,986
         Interest-bearing demand deposits               8,500             2.19%
         Savings deposits                              15,211             1.93
         Time deposits
              $100,000 or more *                       16,072             3.69
              Other time deposits                      14,158             4.30
                                                   ----------
                                                   $   90,927
                                                   ==========

* Includes approximately $2.0 million of noninterest-bearing time deposits from the U.S. Treasury.
--------------------------------------------------------------------------------

                                  (Continued)

Item 2.   Management's Discussion and Analysis and Results of Operation.
--------------------------------------------------------------------------------

BALANCE SHEET ANALYSIS (continued)


Capital Resources: The following table presents Tier 1 Capital and Total Capital as of June 30, 1999. Both Tier 1 and Total Capital ratios exceed regulatory minimum requirements of 4% and 8%, respectively. The Tier 1 Leverage Ratio, also presented below, exceeds the regulatory minimum of 3%.


                                                   June 30,        December 31,
                                                     1999              1998
                                                     ----              ----
     Ratios (end of period):
         Risk-Based Capital Ratios:
              Tier 1 Capital Ratio                   12.88%            12.06%
              Total Capital Ratio                    14.04%            13.32%
              Tier 1 Leverage Ratio                   6.95%             5.75%


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

Costs of the Corporation related to the Year 2000 issue are estimated to be approximately $150,000. Costs incurred through June 30, 1999 are $150,000. It is impossible to predict the exact expenses associated with the Year 2000 issue and additional funds may be needed for unknown expenses relating to Year 2000 testing, training and education, as well as system and software replacements.

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


--------------------------------------------------------------------------------
                                  (Continued)
                                                                             10.

                         FIRST INDEPENDENCE CORPORATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
  AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------
Despite careful planning by the Corporation, we recognize there may be circumstances beyond our control that may prohibit us from operating "as usual" after December 31, 1999. The Year 2000 Committee is currently in process of developing a contingency plan to address potential Year 2000 problems.



























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

          There are no matters required to be reported under this items.

Item 4.   Submission of Matters to a Vote of Security Holders.

          There are no matters required to be reported under this item.

Item 5.   Other Information.

          There are no matters required to be reported under this item.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit
               (1)  24 - Financial Data Schedule.























--------------------------------------------------------------------------------

                                                                             12.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST INDEPENDENCE CORPORATION
                                        Registrant

     Date:        8/9/99                /s/ William Fuller
          -------------------------     ---------------------------------------
                                        William Fuller, President


     Date:        8/9/99                /s/ Rose Ann Lacy
          -------------------------     ---------------------------------------
                                        Rose Ann Lacy, Chief Financial Officer
















--------------------------------------------------------------------------------

                                 Exhibit Index

Exhibit No.                   Description
-----------                   -----------

     27                       Financial Data Schedule