Form 10QSB
period 1999-09-30
FIRST INDEPENDENCE CORP
filed 1999-11-15
CIK 745140

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from > to >

                         Commission File Number: 0-15777

                         FIRST INDEPENDENCE CORPORATION
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Michigan                                38-2583843
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                      44 Michigan, Detroit, Michigan 48226
                    (Address of Principal Executive Offices)

                                 (313) 256-8400
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 of 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No      .
                                                             -----     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      336,760 shares of Common Stock ($1 par value) as of October 30, 1999.

Transitional Small Business Disclosure Format (check one): Yes      ;  No   X  .
                                                              -----       -----

                         FIRST INDEPENDENCE CORPORATION
                                      INDEX



                                                                                                       Page No.
                                                                                                       -------
PART 1.       FINANCIAL INFORMATION

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheet -
                    September 30, 1999 (Unaudited)...................................................        1

                  Condensed Consolidated Statements of Income - Three and
                    Nine Months Ended September 30, 1999 (Unaudited) and
                    September 30, 1998 (Unaudited)...................................................        2

                  Consolidated Statements of Comprehensive Income - Three
                    and Nine Months Ended September 30, 1999 (Unaudited) and
                    September 30, 1998 (Unaudited)...................................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 1999 (Unaudited) and
                    September 30, 1998 (Unaudited)...................................................        4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)...................        5


     Item 2.      Management's Discussion and Analysis or Plan of Operation..........................     6-11


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings..................................................................       12

     Item 2.      Changes in Securities and Use of Proceeds..........................................       12

     Item 3.      Defaults upon Senior Securities....................................................       12

     Item 4.      Submission of Matters to a Vote of Security Holders................................       12

     Item 5.      Other Information..................................................................       12

     Item 6.      Exhibits and Reports on Form 8-K...................................................       12

     SIGNATURES......................................................................................       13


PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements



                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------


                                                                                 September 30,
                                                                                     1999
                                                                                     ----
                                                                                  (Unaudited)
ASSETS
     Cash and due from banks                                                   $      7,600,083
     Federal funds sold                                                              11,250,000
                                                                               ----------------
         Total cash and cash equivalents                                             18,850,083

     Securities available for sale                                                   49,012,310
     Securities held to maturity (fair value of $3,526,950)                           3,513,496
                                                                               ----------------
                                                                                     52,525,806

     Total loans                                                                     44,392,360
     Allowance for loan losses                                                       (1,021,263)
                                                                               ----------------
                                                                                     43,371,097
     Premises and equipment - net                                                     3,773,770
     Accrued interest receivable and other assets                                     3,069,058
                                                                               ----------------
         Total assets                                                          $    121,589,814
                                                                               ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                   $     35,741,729
         Interest-bearing                                                            51,289,370
                                                                               ----------------
                                                                                     87,031,099

     Short-term borrowings                                                           27,628,266
     Accrued expenses and other liabilities                                             699,216
     Long-term debt                                                                     900,000
                                                                               ----------------
         Total liabilities                                                          116,258,581

Shareholders' equity
     Preferred stock                                                                  2,482,086
     Common stock, $1 par value:  500,000 shares authorized;
       336,760 shares issued and outstanding                                            336,760
     Capital surplus                                                                  2,369,782
     Retained earnings                                                                1,017,158
     Unrealized gain on securities available for sale                                  (874,553)
                                                                               ----------------
         Total shareholders' equity                                                   5,331,233
                                                                               ----------------
              Total liabilities and shareholders' equity                       $    121,589,814
                                                                               ================

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                   -----------Three Months Ended----------   ------------Nine Months Ended----------
                                                   September 30, 1999   September 30, 1998   September 30, 1999   September 30, 1998
                                                   ------------------   ------------------   ------------------   ------------------
Interest income
     Loans, including fees                          $       976,558      $    1,018,784      $     2,895,685       $    2,985,482
     Federal funds sold                                     167,530             144,234              630,521              477,746
     Securities                                             819,531             687,526            2,459,623            2,086,038
                                                    ---------------      --------------       --------------       --------------
                                                          1,963,619           1,850,544            5,985,829            5,549,266
Interest expense
     Deposits                                               415,639             470,507            1,256,166            1,416,661
     Other borrowed funds                                   288,693             155,579              807,746              483,247
                                                    ---------------      --------------       --------------       --------------
                                                            704,332             626,086            2,063,912            1,899,908
                                                    ---------------      --------------       --------------       --------------

NET INTEREST INCOME                                       1,259,287           1,224,458            3,921,917            3,649,358

Provision (credit) for loan losses                          (30,000)             75,000               60,000              225,000
                                                    ----------------     --------------       --------------       --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN
  LOSSES                                                  1,289,287           1,149,458            3,861,917            3,424,358

Noninterest income
     Service charges on deposit accounts                    178,422             175,366              531,583              521,841
     Net gain (loss) on sales of residential
        real estate loans                                    (2,484)              2,086               (2,484)              24,494
     Other noninterest income                               183,639              83,360              349,023              236,855
                                                    ---------------      --------------       --------------       --------------
                                                            359,577             260,812              878,122              783,190
Noninterest expense
     Salaries and employee benefits                         641,902             570,459            1,979,197            1,745,411
     Occupancy                                              412,653             290,274            1,035,148              907,735
     Professional services                                   93,000              77,500              223,000              192,500
     Other noninterest expense                              235,423             242,206              768,305              686,944
                                                    ---------------      --------------       --------------       --------------
                                                          1,382,978           1,180,439            4,005,650            3,532,590
                                                    ---------------      --------------       --------------       --------------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX                     265,886             229,831              734,389              674,958

Federal income tax expense                                    2,807                   0                2,807                    0
                                                    ---------------      --------------       --------------       --------------

NET INCOME (LOSS)                                           263,079             229,831              731,582              674,958

Preferred stock dividend requirement                          8,550               8,550               17,100               25,650
                                                    ---------------      --------------       --------------       --------------

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK          $       254,529      $      221,281       $      714,482       $      649,308
                                                    ===============      ==============       ==============       ==============


Basic and diluted earnings (loss) per common
   share                                            $          0.76      $          .66       $         2.12       $         1.93
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

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                  Three months ended                Nine months ended
                                              September 30,  September 30,     September 30,    September 30,
                                                  1999           1998              1999             1998
                                                  ----           ----              ----             -----
Net income                                   $    263,079     $   229,831    $      731,582     $    674,958

Other comprehensive income, net of tax:
   Change in unrealized gains (losses)
     on securities                               (133,697)        444,417          (944,751)         415,387
                                             ------------     -----------    --------------     ------------


Comprehensive income (loss)                  $    129,382     $   674,248    $     (213,169)    $  1,090,345
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

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                          Nine Months Ended
                                                                               September 30, 1999   September 30, 1998
                                                                               ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $       731,582        $    674,958
     Adjustments to reconcile net income
       to net cash from operating activities:
         Depreciation                                                                   441,107             365,096
         Amortization of premiums and accretion of
           discounts on securities, net                                                  70,872              59,983
         Provision for loan losses                                                       60,000             225,000
         Net change in:
              Accrued interest receivable and other assets                           (1,361,427)            (40,627)
              Accrued expenses and other liabilities                                    200,088            (231,792)
                                                                                ---------------    ----------------
                  Net cash from operating activities                                    142,222           1,052,618

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                                             (5,048,735)            (61,403)
     Securities available for sale:
         Proceeds from maturities and principal paydowns                              8,066,505          16,193,923
         Purchases                                                                  (10,356,403)        (23,092,031)
     Securities held to maturity:
         Proceeds from maturities                                                     1,017,678           6,552,329
     Premises and equipment expenditures, net                                          (921,842)           (227,767)
                                                                                ----------------   ----------------
              Net cash from investing activities                                     (7,242,797)           (634,949)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                          (7,766,579)          1,761,988
     Net change in short-term borrowings                                              5,979,078          (2,949,429)
     Retirement of preferred stock                                                     (133,711)
     Dividends paid                                                                     (98,491)            (34,203)
                                                                                ----------------   ----------------
         Net cash from financing activities                                          (2,019,703)         (1,221,644)
                                                                                ----------------   ----------------

Net change in cash and cash equivalents                                              (9,120,278)           (803,975)

Cash and cash equivalents at beginning of period                                     27,970,361          13,692,380
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    18,850,083    $     12,888,405
                                                                                ===============    ================

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                               $     2,106,322    $      1,400,950



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


2.   EARNINGS (LOSS) PER COMMON SHARE:

     Basic earnings (loss) per common share is based on net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share further assumes the issue of any potentially dilutive common shares. The weighted average number of common shares used in the calculation of both basic and diluted earnings (loss) per common share was 336,760 shares for the three and nine months ended September 30, 1999 and 1998.


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



--------------------------------------------------------------------------------

Item 2.    Management's Discussion and Analysis or Plan of Operation.


SUMMARY OF OPERATIONS

Net income attributable to common stock for the third quarter of 1999 was $254,529, or $0.76 per common share, compared to a net income attributable to common stock of $221,281 or $0.66 per common share for the third quarter of 1998. The increase in net income for the third quarter 1999, as compared to 1998, was primarily the result of a decrease in the loan loss provision.

Net income attributable to common stock for the nine months ended September 30, 1999 was $714,482, or $2.12 per common share, compared to $649,308, or $1.93 per common share, for the nine months ended September 30, 1998. The increase was primarily the result of an increase in net interest income and noninterest income.

Net Interest Income: Net interest income for the third quarter of 1999 was $1,259,287, an increase of $34,829 from the third quarter of 1998 net interest income of $1,224,458. Net interest income for the nine months ended September 30, 1999 was $3,921,917, an increase of $272,559 when compared to the nine months ended September 30, 1998. The increase for both the third quarter and the first nine months of 1999 as compared to 1998 was attributable to average earning assets increasing more than average interest-bearing liabilities.

Provision for Loan Losses: The provision (credit) for loan losses in the third quarter of 1999 was $(30,000), a decrease of $105,000 from the third quarter of 1998. The provision for loan losses for the nine months ended September 30, 1999 was $60,000, compared to $225,000 for the nine months ended September 30, 1998. The allowance for loan losses as a percentage of total loans outstanding as of September 30, 1999 was 2.30%. The Bank maintains the allowance for loan losses at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of the Bank's and banking industry's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. The decrease in the need for additional provisions for loan losses is a result of management's continued efforts on improving the quality of the loan portfolio.

Noninterest Income: Noninterest income for the third quarter of 1999 amounted to $359,577, an increase of $98,765, or 37.9%, from the third quarter of 1998. The increase was primarily due to additional surcharge fees on ATM usage.


                                  (Continued)

Item 2.    Management's Discussion and Analysis or Plan of Operation.

Noninterest income for the nine months ended September 30, 1999 was $878,122, an increase of $94,932 when compared to the nine months ended September 30, 1998. The increase was the result of an increase in service charges on deposits of $9,742 and an increase in other noninterest income of $112,168, primarily from additional surcharge fees on ATM usage, partially offset by a decrease in gains on sales of residential real estate loans of $26,978. The decrease in gains on sales of residential real estate loans is primarily the result of less emphasis placed by management on the origination and sale of residential real estate loans.

Noninterest Expense: Noninterest expense for the third quarter of 1999 amounted to $1,382,978, an increase of $202,539, or 17%, from the third quarter of 1998 noninterest expense of $1,180,439. The increase was primarily the result of an increase in salary and wages of $71,443, professional services expense of $15,500, and occupancy expense of $122,379.

For the nine months ended September 30, 1999, noninterest expense of $4,005,650 had increased $473,060 as compared to the nine months ended September 30, 1998. The overall increase was the result the following: salaries and employee benefits increased $233,786, occupancy expense increased $127,413, and professional services expense increased $30,500.


BALANCE SHEET ANALYSIS

Liquidity: Federal funds sold were $11,250,000, or 13% of total deposits of $87,031,099 at September 30, 1999. Total securities available-for-sale at September 30, 1999 were $49,012,310, or 56% of total deposits. Thus, the Bank has a liquidity position such that management believes it is capable of funding loan demand or deposit withdrawals.

Securities: The Bank had approximately $52,526,000 of securities at September 30, 1999, compared to $42,620,000 at December 31, 1998. The increase in securities is the result of management's strategy to invest the excess funds made available from an increase in deposits into higher earning assets. Securities primarily consist of U.S.
Treasury and U.S. Government and federal agency securities.


                                  (Continued)

Item 2.    Management's Discussion and Analysis or Plan of Operation.

Loans: The following table sets forth the composition of the Bank's loan portfolio (in thousands) at September 30, 1999:



Commercial                                            $ 11,660       26.3%
Commercial real estate                                  11,477       25.9
Residential real estate                                 15,966       35.9
Consumer                                                 5,289       11.9
                                                      --------      -----

                                                      $ 44,392      100.0%
                                                      ========      =====


At September 30, 1999, the Bank had $1,112,000 of loans that were considered nonperforming. Nonperforming loans include non-accrual loans, loans with principal or interest past due 90 days or more, and other impaired loans. Non-accrual loans are those loans on which the Bank does not accrue interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. Impaired loans are those loans which management does not expect to fully collect all principal and interest under the original terms of the loan. At September 30, 1999, total nonperforming and impaired loans amounted to 2.5% of aggregate loans at September 30, 1999, compared to 3.22% at December 31, 1998.

At September 30, 1999, there were no significant loans other than those identified above, for which information was known that would cause management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

The allowance for loan losses totaled $1,021,263 at September 30, 1999, compared to December 31, 1998 of $1,174,888. The allowance for loan losses represented 2.30% of total loans at September 30, 1999 compared with 2.97% at December 31, 1998. The allowance for loan losses was 92% of nonperforming loans at September 30, 1999 as compared to 88% of nonperforming loans at December 31, 1998. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of the borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.

Loans charged off in the third quarter of 1999 aggregated $332,716. The charge offs are part of the Bank's continuing effort to address problem loans in the loan portfolio and improve the quality of the loan assets. The Bank's collection efforts in the third quarter of 1999 resulted in recoveries of $119,091 on loans previously charged off.


                                  (Continued)

Item 2.    Management's Discussion and Analysis or Plan of Operation.

The table below presents management's allocation of the allowance for loan losses by loan portfolio at September 30, 1999.


(In thousands)                                      Allowance      Percent
                                                    ---------      -------
Commercial/commercial real estate                  $  261,110        25.57%
Real estate mortgage                                   24,233         2.37
Consumer                                              195,377        19.13
Unallocated                                           540,543        52.93
                                                   ----------       ------

                                                   $1,021,263          100%
                                                   ==========       ======



The following table summarizes activity in the allowance for loan losses during the nine months ended September 30, 1999.


Average loans outstanding during the period                     $   41,637,348
                                                                ==============

Allowance for loan losses
     Beginning balance                                          $    1,174,888
     Provision for loan losses                                          60,000
     Charge-offs                                                       332,716
     Recoveries                                                        119,091
                                                                --------------

     Balance at end of period                                   $    1,021,263
                                                                ==============



Provision for loan losses as a percent of average loans                   0.14%
Net loans charged off as a percent of average loans                       0.51%
Total loans charged off as a percent of average loans                     0.80%


                                  (Continued)

Item 2.    Management's Discussion and Analysis or Plan of Operation.

Deposits: The following is a summary of the average balances and average rates paid on deposits for the nine months ending September 30, 1999.


                                                       Average            Average
(In thousands)                                         Balance             Rate
                                                       -------            -------

Noninterest-bearing demand deposits                    $ 35,858
Interest-bearing demand deposits                          9,088             2.07%
Savings deposits                                         15,186             1.72
Time deposits
   $100,000 or more *                                    14,364             4.12
   Other time deposits                                   14,770             4.30
                                                       --------

                                                       $ 89,266


* Includes approximately $2.0 million of noninterest-bearing time deposits from the U.S. Treasury.

Capital Resources: The following table presents the components of Tier 1 Capital and Total Capital as of September 30, 1999. Both Tier 1 and Total Capital exceed regulatory minimum requirements of 4% and 8%, respectively. The Tier 1 Leverage Ratio, also presented below, exceeds the regulatory minimum of 3%.



                                               September 30,       December 31,
                                                   1999                1998
                                                   ----                ----


Ratios (end of period):
  Risk-Based Capital Ratios:
     Tier 1 Capital Ratio                          12.31%              12.91%
     Total Capital Ratio                           13.56%              14.18%
     Tier 1 Leverage Ratio                          5.87%               6.30%


YEAR 2000 ISSUE

The approach of the Year 2000 presents potential problems to businesses that utilize computers in their daily operations. Some computer systems may not be able to properly interpret dates after December 31, 1999, because they use only two digits to indicate the year in the date. Therefore, a date using "00"as the year may be recognized as the year 1900 rather than the year 2000.

The Corporation has formed a Year 2000 Committee (the "Committee") to address the potential problems associated with the Year 2000 computer issue. The Committee, consisting of directors, officers and employees of the Corporation, meets on a regular basis and provides regular reports to the Board of Directors detailing progress with the Year 2000 issue.

Item 2.    Management's Discussion and Analysis or Plan of Operation.


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

PART II.  OTHER INFORMATION


Item 1.         Legal Proceedings
                There are no matters required to be reported under this item.

Item 2.         Changes in Securities
                There are no matters required to be reported under this item.

Item 3.         Defaults upon Senior Securities
                There are no matters required to be reported under this item.

Item 4.         Submission of Matters to Vote of Security Holders.
                There are no matters required to be reported under this item.

Item 5.         Other Information
                There are no matters required to be reported under this item.

Item 6.         Exhibits and Reports on Form 8-K.
                (a) Exhibit 27-Financial Data Schedule

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        FIRST INDEPENDENCE CORPORATION
                                        Registrant


Date: November 15, 1999                 /s/ William Fuller
      -----------------------           ---------------------------------------
                                        William Fuller, President



Date: November 15, 1999                 /s/ Rose Ann Lacy
      -----------------------           ---------------------------------------
                                        Rose Ann Lacy, Chief Financial Officer


                                 Exhibit Index
                                 -------------


Exhibit No.                      Description
-----------                      -----------

   27                            Financial Data Schedule