Form 10QSB/A
period 1999-09-30
FIRST INDEPENDENCE CORP
filed 2000-04-14
CIK 745140

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A


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
                                                             ----   ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           336,760 shares of Common Stock ($1 par value) as of October 30, 1999.

Transitional Small Business Disclosure Format (check one):  Yes    ; No   X  .
                                                               ----      ----

                         FIRST INDEPENDENCE CORPORATION
                                      INDEX


PART 1.       Financial Information                                                                    Page No.
              ---------------------                                                                    --------
     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheet -
                    September 30, 1999 (Unaudited)...................................................        1

                  Condensed Consolidated Statements of Income - Three and
                    Nine Months Ended September 30, 1999 (Unaudited) and
                    September 30, 1998 (Unaudited)...................................................        2

                  Consolidated Statements of Comprehensive Income - Three
                    and Nine Months Ended September 30, 1999 (Unaudited) and
                    September 30, 1998 (Unaudited)...................................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 1999 (Unaudited) and
                    September 30, 1998 (Unaudited)...................................................        4

                  Notes to Condensed Consolidated Financial Statements (Unaudited)...................        5


     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................     6-11


PART II.      Other Information

     Item 1.      Legal Proceedings..................................................................       12

     Item 2.      Changes in Securities and Use of Proceeds..........................................       12

     Item 3.      Defaults upon Senior Securities....................................................       12

     Item 4.      Submission of Matters to a Vote of Security Holders................................       12

     Item 5.      Other Information..................................................................       12

     Item 6.      Exhibits and Reports on Form 8-K...................................................       12

     Signatures   ...................................................................................       13

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
     Common stock, $1 par value:  1,000,000 shares authorized;
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

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months Ended            Nine Months Ended
                                                                         September 30,                September 30,
                                                                      1999          1998           1999           1998
                                                                      ----          ----           ----           ----
            `
Interest income
     Loans, including fees                                       $   976,558    $ 1,018,784   $ 2,895,685    $ 2,985,482
     Federal funds sold                                              167,530        144,234       630,521        477,746
     Securities                                                      819,531        687,526     2,459,623      2,086,038
                                                                 -----------    -----------   -----------    -----------
                                                                   1,963,619      1,850,544     5,985,829      5,549,266
Interest expense
     Deposits                                                        415,639        470,507     1,256,166      1,416,661
     Other borrowed funds                                            288,693        155,579       807,746        483,247
                                                                 -----------    -----------   -----------    -----------
                                                                     704,332        626,086     2,063,912      1,899,908
                                                                 -----------    -----------   -----------    -----------

NET INTEREST INCOME                                                1,259,287      1,224,458     3,921,917      3,649,358

Provision (credit) for loan losses                                   (30,000)        75,000        60,000        225,000
                                                                 -----------    -----------   -----------    -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                1,289,287      1,149,458     3,861,917      3,424,358

Noninterest income
     Service charges on deposit accounts                             178,422        175,366       531,583        521,841
     Net gain (loss) on sales of residential real estate loans        (2,484)         2,086        (2,484)        24,494
     Other noninterest income                                        183,639         83,360       349,023        236,855
                                                                 -----------    -----------   -----------    -----------
                                                                     359,577        260,812       878,122        783,190
Noninterest expense
     Salaries and employee benefits                                  641,902        570,459     1,979,197      1,745,411
     Occupancy                                                       412,653        290,274     1,035,148        907,735
     Professional services                                            93,000         77,500       223,000        192,500
     Other noninterest expense                                       235,423        242,206       768,305        686,944
                                                                 -----------    -----------   -----------    -----------
                                                                   1,382,978      1,180,439     4,005,650      3,532,590
                                                                 -----------    -----------   -----------    -----------

INCOME (LOSS) BEFORE FEDERAL INCOME TAX                              265,886        229,831       734,389        674,958

Federal income tax expense                                             2,807              0         2,807              0
                                                                 -----------    -----------   -----------    -----------

NET INCOME (LOSS)                                                    263,079        229,831       731,582        674,958

Preferred stock dividend requirement                                   8,550          8,550        17,100         25,650
                                                                 -----------    -----------   -----------    -----------

INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCK                       $   254,529    $   221,281   $   714,482    $   649,308
                                                                 ===========    ===========   ===========    ===========
Basic and diluted earnings (loss) per common share               $      0.76    $       .66   $      2.12    $      1.93
                                                                 ===========    ===========   ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                         Three months ended                Nine months ended
                                                            September 30,                     September 30,
                                                         1999           1998              1999             1998
                                                         ----           ----              ----             ----
Net income                                          $    263,079     $   229,831    $      731,582     $    674,958


Other comprehensive income, net of tax:
     Change in unrealized gains (losses)
       on securities                                    (133,697)        444,417          (944,751)         415,387
                                                    ------------     -----------    --------------     ------------


Comprehensive income (loss)                         $    129,382     $   674,248    $     (213,169)    $  1,090,345
                                                    ============     ===========    ==============     ============

     See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine Months Ended
                                                                         September 30,
                                                                     1999              1998
                                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                $    731,582      $    674,958
     Adjustments to reconcile net income
       to net cash from operating activities:
         Depreciation                                               441,107           365,096
         Amortization of premiums and accretion of
           discounts on securities, net                              70,872            59,983
         Provision for loan losses                                   60,000           225,000
         Net change in:
              Accrued interest receivable and other assets       (1,361,427)          (40,627)
              Accrued expenses and other liabilities                200,088          (231,792)
                                                               ------------      ------------
                  Net cash from operating activities                142,222         1,052,618

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                         (5,048,735)          (61,403)
     Securities available for sale:
         Proceeds from maturities and principal paydowns          8,066,505        16,193,923
         Purchases                                              (10,356,403)      (23,092,031)
     Securities held to maturity:
         Proceeds from maturities                                 1,017,678         6,552,329
     Premises and equipment expenditures, net                      (921,842)         (227,767)
                                                               ------------      ------------
              Net cash from investing activities                 (7,242,797)         (634,949)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                      (7,766,579)        1,761,988
     Net change in short-term borrowings                          5,979,078        (2,949,429)
     Retirement of preferred stock                                 (133,711)
     Dividends paid                                                 (98,491)          (34,203)
                                                               ------------      ------------
         Net cash from financing activities                      (2,019,703)       (1,221,644)
                                                               ------------      ------------

Net change in cash and cash equivalents                          (9,120,278)         (803,975)

Cash and cash equivalents at beginning of period                 27,970,361        13,692,380
                                                               ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 18,850,083      $ 12,888,405
                                                               ============      ============

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                              $  2,106,322      $  1,400,950

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


4.   CONTINGENCIES

     The Company and Bank are subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's consolidated financial condition or results of operations.

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

                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS (Continued)

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


FINANCIAL CONDITION

Liquidity: Federal funds sold were $11,250,000, or 13% of total deposits of $87,031,099 at September 30, 1999. Total securities available-for-sale at September 30, 1999 were $49,012,310, or 56% of total deposits. Thus, the Bank has a liquidity position such that management believes it is capable of funding loan demand or deposit withdrawals.

Securities: The Company had approximately $52,526,000 of securities at September 30, 1999, compared to approximately $52,756,000 of securities at December 31, 1998. The slight decrease was a result of management's decision to maintain the portfolio at a stable level while investing excess liquidity in loan growth during the period. Securities continue to consist primarily of U.S. Treasury and U.S. Government and federal agency securities to ensure credit risk is minimized.

As of September 30, 1999, the maturity of the security portfolio ranges primarily from one to seven years, with a weighted average maturity of less than six years. Management feels the maturity mix is adequate to manage interest rate risk under the Company's asset and liability policy, and to provide a secondary source of liquidity. Management recognizes that securities may need to be sold in the future to help fund loan demand and, accordingly, as of September 30, 1999, 93% of the securities portfolio of $52,525,806 million was classified as available for sale.

Loans: The following table sets forth the composition of the Bank's loan portfolio (in thousands) at September 30, 1999:

         Commercial                                                                $   11,660        26.3%
         Commercial real estate                                                        11,477        25.9
         Residential real estate                                                       15,966        35.9
         Consumer                                                                       5,289        11.9
                                                                                   ----------    --------

                                                                                   $   44,392       100.0%
                                                                                   ==========    ========


                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION (continued)

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

The table below presents management's allocation of the allowance for loan losses by loan portfolio at September 30, 1999.

(In thousands)                                                                  Allowance           Percent
                                                                                ---------           -------
         Commercial/commercial real estate                                  $      261,110           25.57%
         Real estate mortgage                                                       24,233            2.37
         Consumer                                                                  195,377           19.13
         Unallocated                                                               540,543           52.93
                                                                            --------------       ---------

                                                                            $    1,021,263          100.00%
                                                                            ==============       =========

                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION (continued)

The following table summarizes activity in the allowance for loan losses during the nine months ended September 30, 1999.

         Average loans outstanding during the period                                      $     41,637,348
                                                                                          ================

         Allowance for loan losses
              Beginning balance                                                           $      1,174,888
              Provision for loan losses                                                             60,000
              Charge-offs                                                                         (332,716)
              Recoveries                                                                           119,091
                                                                                          ----------------

              Balance at end of period                                                    $      1,021,263
                                                                                          ================

         Provision for loan losses as a percent of average loans                                      0.14%
         Net loans charged off as a percent of average loans                                          0.51%
         Total loans charged off as a percent of average loans                                        0.80%

Deposits: The following is a summary of the average balances and average rates paid on deposits for the nine months ending September 30, 1999.

                                                                                  Average            Average
(In thousands)                                                                    Balance             Rate
                                                                                  -------             ----
         Noninterest-bearing demand deposits                                    $   35,858
         Interest-bearing demand deposits                                            9,088             2.07%
         Savings deposits                                                           15,186             1.72
         Time deposits
              $100,000 or more *                                                    14,364             4.12
              Other time deposits                                                   14,770             4.30
                                                                                ----------

                                                                                $   89,266
                                                                                ==========

* Includes approximately $2.0 million of noninterest-bearing time deposits from the U.S. Treasury.

During October of 1999, the Bank opened the Greektown branch, a leased office location in metropolitan Detroit. Leasehold improvements were less than $125,000 in preparation for opening, and lease expense is not expected to have a significant impact on the Company's financial condition or results of operations. As a result of new business developments, including the planned opening of the Detroit casinos, management anticipates an increase in consumer and small business traffic, providing an opportunity for growth in its retail products, primarily in core deposits. It is anticipated that the branch will provide for up to $5,000,000 in deposits after one year.


                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION (continued)

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


YEAR 2000 ISSUE

The year 2000 issue confronting the Company and its suppliers, customers, and competitors, centers on the inability of computer systems and embedded technology to properly recognize dates near the end of and beyond the year 1999. The Corporation has formed a Year 2000 Committee (the "Committee") to address the potential problems associated with the Year 2000 computer issue. The Committee, consisting of directors, officers and employees of the Corporation, meets on a regular basis and provides regular reports to the Board of Directors detailing progress with the Year 2000 issue. The Company's year 2000 plans are subject to modification and are revised periodically as additional information is developed.

Readiness: The Company has completed the inventory, assessment and planning phases for its mission-critical information technology and non-information technology systems, which pose risks to the Company's ability to process data for its loans, deposits and general ledger impacting revenues and operating results. Based on testing that has been completed, management believes that all mission-critical systems are year 2000 compliant. The Company recognizes that its ability to be year 2000 compliant is somewhat dependent upon the year 2000 efforts of its vendors. In 1998 and 1999, the Company has requested year 2000 readiness information from its significant vendors. All mission-critical vendors have represented that they are or will be year 2000 compliant. The Company routinely monitors its non-mission critical vendors to determine their level of year 2000 readiness as well. The Company is also following regulatory requirements that require an assessment of loan customers' year 2000 readiness. Letters and questionnaires have been utilized to access material loan customers' readiness based on the size of their loan type. All material customers represented that they are year 2000 compliant. The Company requires business customers applying for new loans to disclose the potential impact of the year 2000 problem on their businesses.


                                  (Continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

YEAR 2000 ISSUE (continued)

Worst Case Scenario and Contingency Plans: The Company has determined the most reasonably likely worst case scenario is the possibility of the lack of power or communication services for a period of time in excess of one day. If this scenario were to occur, the Company's operations could be interrupted. The Company has developed plans and procedures to address this scenario, ranging from producing complete printed reports from the core banking systems prior to January 1, 2000, to ensure that a hard copy of the data is available in the event of a failure, to preparations for failures of voice and data communications through the use of manual posting and courier services, use of generators, alternative customer service locations or reduced lobby hours. Contingency planning, including the type discussed above is an integral part of the Company's year 2000 readiness plan. The Company's contingency plans attempt to address alternative courses of action in the event that mission-critical systems do not function properly with the date change. Development of the contingency plans was recently completed. The year 2000 contingency plans have been tested and the effectiveness of contingent procedures was validated by an independent accounting firm.

Costs: The total costs associated with the Company's year 2000 compliance are estimated at less than $100,000. These costs principally relate to the employment of external consultants, and the purchase of software and hardware upgrades. The Company expects to pay these costs from operating income. Information technology staff and senior management have devoted significant time and resources to year 2000 activities. While this has resulted in allocating resources that would have otherwise been devoted to other information technology projects, no projects have been delayed or postponed that would have a material adverse impact on operations.

Regulatory Oversight: The Company's regulators have issued numerous statements and guidance on year 2000 compliance issues and the responsibilities of senior management and directors of banks and bank holding companies. In addition, bank regulators have issued safety and soundness guidelines to be followed by insured depository institutions, such as the Company, to ensure resolution of any year 2000 problems. Periodic year 2000 reviews are performed by various bank regulatory agencies. Most of the recent examinations have been performed by the OCC and it is expected that the OCC will continue its frequent examinations throughout 1999. The bank regulatory agencies have asserted that year 2000 testing and certification is a key safety and soundness issue in conjunction with regulatory examinations. Consequently, failure to address appropriately the year 2000 issue could result in supervisory action, including the reduction of the Bank's supervisory ratings, the denial of applications for examination, or the imposition of civil money penalties. The Company has received a satisfactory rating in its most recent examination from its regulators.

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


                                          FIRST INDEPENDENCE CORPORATION
                                          Registrant

     Date:  November 15, 1999             /s/ William Fuller
          ----------------------------    --------------------------------------
                                          William Fuller, President

     Date:  November 15, 1999             /s/ Rose Ann Lacy
          ----------------------------    --------------------------------------
                                          Rose Ann Lacy, Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule