Form 10KSB40
period 1999-12-31
FIRST INDEPENDENCE CORP
filed 2000-04-14
CIK 745140

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------

                                   FORM 10-KSB

          [X] Annual report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

For the fiscal year ended December 31, 1999         Commission File No. 0-15777

                         FIRST INDEPENDENCE CORPORATION
                 (Name of small business issuer in its charter)


           MICHIGAN                                          38-2583843
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                           Identification No.)


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

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenue for its most recent fiscal year was $9,428,219.

The aggregate market value of voting stock of the registrant held by non-affiliates was approximately $1,251,023 as of March 31, 2000; based on the Board of Directors estimate and determination of value in connection with a proposed one share for 60 share reverse stock split. An opinion of independent investment bankers was performed to support the fairness of the determination of value. No established trading market exists for the Corporation's stock. (For purposes of the foregoing calculation, 217,615 shares owned by the members of the Corporation's Board of Directors have been excluded and 34,800 shares held by the Corporation's Employee Stock Ownership Plan, with an estimated market value of $365,400, were included.)

         As of March 31, 2000, 336,760 shares of Common Stock of the issuer were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Parts II and III                       Portions of 1999 Annual Report to the  Shareholders of the issuer for the year ended December 31, 1999.

Part III                               Portions of the Proxy  Statement of the issuer for the year ended December 31,
                                       1999.

Transitional Small Business Disclosure Format           YES    X      NO
                                                              ---        ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE CORPORATION

First Independence Corporation (the "Corporation") is a Michigan corporation organized in March 1984. The Corporation was organized in order to engage in the acquisition, operation, and management of banks and banking related businesses and to engage in such other activities as are permitted and authorized to bank holding companies under the Bank Holding Company Act of 1956, as amended. On January 13, 1986, the Corporation consummated a reorganization and merger pursuant to which the Corporation became the parent bank holding company of First Independence National Bank of Detroit, Detroit, Michigan (the "Bank"). The Bank is the only subsidiary of the Corporation.

THE BANK

The Bank was organized in 1969 under the laws of the United States as a minority-owned, community-oriented national bank. The Bank's principal office is in the central business district of Detroit at 44 Michigan Avenue, Detroit, Michigan 48226. It also operates branches in Detroit at 12200 Livernois Avenue, 7020 West Seven Mile Road at Livernois Avenue and 400 Monroe Street in the Greektown area.

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

SUPERVISION AND REGULATION

Various federal laws and regulations affect the businesses of the Corporation and the Bank. These laws and regulations are administered with respect to the Corporation and the Bank by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") and the Office of the Comptroller of the Currency (the "Comptroller"), respectively. In 1991, in the exercise of the supervisory and regulatory authority over the Corporation and the Bank, the Federal Reserve Board and the Comptroller required the Corporation's and the Bank's Board of Directors to adopt a resolution with the Federal Reserve Board and enter into a formal agreement with the Comptroller. The agreement with the Comptroller required the Bank to manage and improve certain operations, comply with certain laws and regulations, to conserve and increase capital of the Bank, and manage and improve loan quality. On January 16, 1998, the Comptroller of the Currency terminated the formal agreement with the Bank. The Federal Reserve resolution remains in effect and requires the Corporation to obtain prior written approval of the Federal Reserve Bank of Chicago for payment of dividends or other distributions on the Corporation's stock, to increase its borrowings or incur additional debt, and to add new members to the Board of Directors or Executive Management.

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

The Bank's main office and three branches are all located in the City of Detroit. Although the Detroit area economy is affected by the cycle of the automobile industry, it has become more diverse in the past decade. Nevertheless, when the automobile industry is strong, employment and wages are high. When the automobile industry is performing weakly, employment is lower and many businesses which serve the automobile companies tend to slow down. This could impact business and retail customers' ability to repay their loans if their business declines or if they lose their jobs. Management believes that, in this way, the business of the Bank is indirectly affected by the automobile industry. Deposits and business activity of governmental units are affected by the tax revenues which vary with the overall levels of activity in the automobile industry. However, the volume of business with the Bank is small in relation to their total banking business.

Thus, factors affecting the general level of economic activity are more likely to affect the Bank indirectly. In 1994, Detroit's Enterprise Zone was selected as one of four such zones in the United States for $100 million of Federal funding over a ten-year period. This has spawned commitments of more than $2 billion of financing and investment in the City of Detroit over the same ten year period and the Bank expects to participate and benefit from those financing opportunities and the new development which could occur in the city over that period.

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

EMPLOYEES

At December 31, 1999, the Bank employed 57 full-time equivalent employees. None of the employees are unionized. The Corporation has no employees of its own and no payroll since it engages in no active business. While relationships between management and other employees are considered good, management is continuing to build stronger relationships, loyalty, and more efficient work habits. Techniques used include regular meetings with employees, training opportunities, and use of consultants form time to time for enhancing communication within the Bank.

OTHER TRENDS, EVENTS AND UNCERTAINTIES

The passage of the Financial Modernization and Banking Code of 1999 is likely to result in increased competition for loans and deposits. The legislation is expected to allow banks, insurance companies, financial advisory firms and brokerage firms to combine to increase financial services and marketing opportunities and create operating efficiencies in the delivery of financial products and services to retail banking customers.

Management is not aware of any other significant trends, events or uncertainties, or recommendations by regulatory authorities, that will have or are reasonably likely in management's opinion, to have a material effect on the Corporation's liquidity, capital resources or operations.

CONSOLIDATED STATISTICAL INFORMATION

Management's discussion and analysis, included herein, includes selected statistical information.

SECURITIES PORTFOLIO

Detail for the securities portfolio is included in management's discussion and analysis as well as in Note 2 to the consolidated financial statements, included herein.

LOAN PORTFOLIO

Detail and information relative to the loan portfolio is included in management's discussion and analysis, included herein.

ALLOWANCE FOR LOAN LOSSES

In each accounting period, the allowance for loan and lease losses is adjusted by management to the amount necessary to maintain the allowance at adequate levels. Through its credit department, management attempts to allocate specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

The primary risk element considered by management with respect to each installment and residential real estate loan is lack of timely payment. Management has a reporting system that monitors past due loans and pursues its creditor's rights in order to preserve the Bank's financial position. The primary risk elements with respect to commercial loans are the financial condition of the borrower, the sufficiency of collateral, and lack of timely payment. Each of these factors can be affected by the general condition of the economy. Management has a policy of requesting and reviewing periodic financial statements from its commercial loan customers, and periodically reviews the adequacy of collateral and its value.

Additional detail regarding the allowance for loan losses is included in management's discussion and analysis and Note 3 in the consolidated financial statements, included herein.

Although management believes that the allowance for loan and lease losses is adequate to absorb losses as they arise, there can be no assurance that the Bank will not sustain losses in any given period which could be substantial in relation to the size of the allowance for loans and lease losses.

RETURN ON EQUITY AND ASSETS

Return on Equity and Asset information is included in management's discussion and analysis, included herein.


ITEM 2.  DESCRIPTION OF PROPERTIES

The 28,500 square foot headquarters of the Corporation and the Bank, located at 44 Michigan Avenue, Detroit, Michigan, was purchased by the Bank in March 1987. The Bank also owns the land and a 4,000 square foot branch at 12200 Livernois in Detroit. The Bank leases the premises at its branch at 7020 West Seven Mile Road, and the Greektown branch location which opened during 1999. These properties are considered by management to be well maintained and adequate for the purpose intended.


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

The Bank is routinely engaged in litigation, both as plaintiff and defendant, which is incidental to its business, and in certain proceedings, claims or counterclaims have been asserted against it. Management does not currently anticipate that the ultimate liability of any litigation involving the Corporation will have a material effect on the consolidated financial position of the Corporation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

At December 31, 1999, there were 336,760 shares of the Corporation's common stock issued and outstanding. The stock was held by approximately 2,079 shareholders. An established trading market did not, and does not, exist for these shares. For purposes of estimating values of the Registrant's common stock, the estimated value of $10.50 per share was determined by the Board of Directors as reflective of the current market value of the Corporation's common stock. An opinion of independent investment bankers was performed to support the fairness of the determination of value.

Federal law (12 U.S.C. Section 60) limits payment of dividends to the net profits of a bank remaining after ten (10%) percent of the net profits of each half year of operations are transferred to capital surplus, and the dividend paid in any calendar year may not, without the prior approval of the Comptroller, exceed the net profits of the current year plus the net profits of the two preceding years (less the required transfers to surplus). 12 U.S.C.
Section 56 provides that dividends may be paid only from net earnings and not from the Bank's capital. On January 16, 1998, the Comptroller of the Currency terminated the formal agreement with the Bank, which previously required the Bank to obtain prior approval of the Comptroller of the Currency to pay dividends. Pursuant to the supervisory resolution with the Federal Reserve Bank of Chicago, acting on behalf of the Federal Reserve Board, the Corporation is required to obtain prior written approval of the Federal Reserve Bank for payment of dividends or other distributions on the Corporation's stock, to increase its borrowings or incur additional debt, and to add new members to the Board of Directors or Executive Management.

The Bank is current on all long-term debt interest obligations and all Preferred Stock dividends. Cash dividends on common stock were not declared or paid in 1989 through 1999. No cash dividends may be paid on the Common Stock until dividends are paid or provided for on the Class A and Class B Preferred Stock and Class C Preferred Stock, Series 1994-1 and Series MI-1.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULT OF OPERATIONS

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

Future Factors include, but are not limited to, changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; changes in banking regulation; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; changes in competition and competitive factors; the outcomes of contingencies; trends in customer behavior as well as their ability to repay loans; and changes in the national and local economy. These are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.


                             SELECTED FINANCIAL DATA

                                                                        1999                     1998
                                                                        ----                     ----
                                                              (Dollars in thousands except per share data)
CONSOLIDATED RESULTS OF OPERATIONS:

Interest income                                                      $     8,096               $     7,463
Interest expense                                                           2,910                     2,546
                                                                     -----------               -----------
Net interest income                                                        5,186                     4,917
Provision for loan losses                                                    105                       255
Noninterest income                                                         1,332                     1,073
Noninterest expense                                                        5,370                     4,789
                                                                     -----------               -----------
Income (loss) before income tax expense                                    1,043                       946
Income tax expense                                                            72                         0
                                                                     -----------               -----------
Net income (loss)                                                    $       971               $       946
                                                                     ===========               ===========

CONSOLIDATED BALANCE SHEET DATA:

Total assets                                                         $   162,174               $   123,623
Cash and cash equivalents                                                 57,748                    27,970
Securities                                                                49,573                    52,756
Loans, net of deferred loan fees                                          48,475                    39,557
Allowance for loan losses                                                    906                     1,175
Deposits                                                                 117,637                    94,798
Securities sold under agreements to repurchase                            28,755                    16,649
Secured borrowings under loan participation agreements                     3,880                         0
Long-term debt                                                               900                       900
Mandatorily redeemable shares under ESOP, at fair value                      365                       287
Shareholders' equity                                                       4,934                     5,490



                                                                        1999                     1998
                                                                        ----                     ----
                                                              (Dollars in thousands except per share data)
CONSOLIDATED FINANCIAL RATIOS:

Return on average assets                                                   0.78%                     0.88%
Return on average shareholders' equity (1)                                17.32%                    17.33%
Return on average shareholders' equity (2)                                18.39%                    18.17%
Average equity to average assets (1)                                       4.51%                     5.09%
Average equity to average assets (2)                                       4.25%                     4.85%

Nonperforming loans to total loans                                         1.57%                     2.65%
Allowance for loan losses to total loans                                   1.87%                     2.97%

Tier 1 leverage risk-based capital (Bank only)                            10.08%                    12.06%
Tier 1 leverage capital (Bank only)                                        5.32%                     5.75%
Total risk-based capital (Bank only)                                      11.33%                    13.32%

PER SHARE DATA (1):

Net Income:
     Basic                                                           $      2.64               $      2.71
     Diluted                                                                2.63                      2.70
Book value per common share at end of period                                8.37                      9.39

(1) Includes mandatorily redeemable shares under Employee Stock Ownership Plan as a component of common shares and common shareholders' equity.
(2) Excludes mandatorily redeemable shares under Employee Stock Ownership Plan as a component of common shareholders' equity.

FINANCIAL CONDITION

Assets of the Corporation increased from $123.6 million on December 31, 1998 to $162.2 on December 31, 1999. This represents an increase of $38.6 million, which was primarily comprised of a $24.6 million increase in federal funds sold (as fully discussed below) and a $8.9 million increase in total loans. The increase in assets was primarily funded by a $22.8 million increase in deposits (as fully discussed below), and a $12.1 million increase in securities sold under agreements to repurchase.

FEDERAL FUNDS SOLD

Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. During 1999, the average balance of these funds equaled 16.6% of average earning assets.

Federal funds sold increased $24.6 million to $48.8 million at December 31, 1999. Frequently, at the end of the year, the Bank receives large deposits from large corporations or government agencies for very short terms which are invested in Federal funds due to the short-term nature of such deposits. At December 31, 1999, one customer had approximately $20.0 million in excess funds deposited with the Bank which were invested in Federal funds. This represents the majority of the increase in Federal funds over the prior year.

LOANS

The loan portfolio increased approximately $8.9 million during 1999, from $39.6 million at December 31, 1998 to $48.5 million at December 31, 1999. The Corporation's management continues to place an emphasis on increasing the loan portfolio for the purpose of enhancing yield on earning assets and increasing the level of investment by the Corporation in its urban community. In conjunction with planned growth, management continues to focus on high credit quality standards in order to improve the performance of the portfolio while incurring fewer loan losses.

Commercial loans grew $6.3 million during 1999, from $10.8 million at December 31, 1998 to $17.1 million at December 31, 1999. Approximately $3.9 million of the increase relates to certain loans originated by the Bank and participated with other financial institutions. Due to control provisions included in the loan participation agreements with such institutions, these loans are treated as a financing arrangement and are reported as loans, with a corresponding secured borrowing due to the participating financial institutions. These agreements have been amended subsequent to December 31, 1999, and will be reported as net loan sales for future reporting purposes.

Commercial loans are generally secured by accounts receivable, inventory, and machinery and equipment. These loans are subject to the risks of the industries in which they do business, such as auto supply, restaurants, retail sales, or various kinds of distribution. Business cash flow represents the primary source of repayment on such loans. Commercial real estate grew $1.4 million to $9.8 million at December 31, 1999. Commercial real estate includes apartment buildings, churches, warehouses, strip shopping areas and other retail buildings. The cash flow from these properties is the primary source of repayment. The collateral provides the ultimate source of repayment in the event of default. Commercial real estate loans to religious organizations represent the largest concentration in the portfolio, comprising 10.7% of the Bank's total loans at December 31, 1999.

Residential real estate represents the largest loan category as of December 31, 1999, with a balance of $16.7 million, up $2.1 million over the prior year. Cash flow is primarily dependent on individual owners, influenced by employment and the business climate. Most homeowners will make their home mortgage the highest priority of their financial obligations, but when they are unable to pay, the value of the home and its location are important factors for repayment of the loan.

Consumer loans have declined approximately $833,000 to $4.9 million at December 31, 1999, as management has placed less emphasis on such loans due to the riskier nature of these types of loans. Consumer loans are primarily secured by second mortgages on homes for home improvements. In some cases, the Bank obtains FHA mortgage insurance on the loan (which insures 90% of the loan), but such insurance depends upon the size of the Bank's portfolio. The insurance fund is limited to 10% of the total amount of such loans owned by the Bank. The primary collateral for home improvement loans is the home. Thus, the value of collateral and the amount of the first mortgage are important to repayment.

Other consumer loans include automobile, boat, and credit card loans. In addition, there are consumer lines of credit which, in some cases, are secured by the borrower's home equity. In all of these cases, the principal risk is the cash flow of the borrower. The secondary risk is the value of the collateral and, in the case of home equity loans, the amount of the first mortgage in relation to the Bank's second mortgage bears strongly on the actual value of the Bank's lien position.

The following table presents the maturity of total loans outstanding as of December 31, 1999, according to scheduled repayments of principal. All figures are stated in thousands of dollars.


                                                          0-1              1-5            After 5
                                                         Year             Years            Years           Total
                                                         ----             -----            -----           -----

   Commercial real estate - fixed rate               $       844       $     5,259      $     839       $     6,942
   Commercial real estate - variable rate                  1,764               482            609             2,855
   Commercial - fixed rate                                 4,768             3,480             19             8,267
   Commercial - variable rate                              7,283             1,566              0             8,849
   Real estate - fixed rate                                  564             7,776          8,215            16,555
   Real estate -  variable rate                                5               115             36               156
   Installment - fixed rate                                  809             2,456          1,205             4,470
   Installment - variable rate                                66               315              0               381
                                                     -----------       -----------      ---------       -----------

                                                     $    16,103       $    21,449      $  10,923       $    48,475
                                                     ===========       ===========      =========       ===========


The Corporation's credit policies establish guidelines to manage credit risk and asset quality. In addition, the Bank has established a loan review function to ensure the timely identification of problem loans for the effective administration of the loan portfolio. The credit policies and procedures are meant to minimize the risk and uncertainties inherent in lending. In following these policies and procedures, the Corporation must rely on estimates, appraisals and evaluations of loans and the possibility that changes in these could occur quickly because of changing economic conditions. Identified problem loans, which exhibit characteristics (financial or otherwise) that could cause the loans to become nonperforming or require restructuring in the future, are included on the internal "Watch List." Senior management reviews this list regularly and adjusts for changing conditions.

Nonperforming loans include loans with principal or interest past due 90 days or more and still accruing interest and loans placed on nonaccrual. Nonaccrual loans are those nonperforming loans on which the Bank does not accrue periodic interest income. Loans are placed on nonaccrual status when principal or interest is in default for a period of 90 days or more, unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. The following table details information concerning nonperforming loans as of December 31 for the years indicated (dollars in thousands). The improvement in the level of nonperforming loans is the result of management's increased emphasis on portfolio monitoring and collection efforts.

                                                                                             1999           1998
                                                                                             ----           ----

Nonaccrual loans                                                                          $     762       $     889
Loans past due 90 days or more, still accruing interest                                           0             158
                                                                                          ---------       ---------

     Total nonperforming loans                                                            $     762       $   1,047
                                                                                          =========       =========

Allowance for loan losses as a percentage of nonperforming loans                            119%           112%


In each accounting period, the allowance for loan and lease losses is adjusted by management to the amount necessary to maintain the allowance at adequate levels. Through its credit department, management allocates specific portions of the allowance for loan losses based on specifically identifiable problem loans. Management's evaluation of the allowance is further based on consideration of actual loss experience, the present and prospective financial condition of borrowers, industry concentrations within the portfolio and general economic conditions. Management believes that the present allowance is adequate, based on the broad range of considerations listed above.

The allowance for loan losses totaled $905,873 at December 31, 1999 compared to the 1998 year end balance of $1,174,888. The allowance for loan losses represented 1.87% of loans at December 31, 1999 compared with 2.97% at December 31, 1998.

The loan review system and charge-off policy assist management in identifying problem loans and credit deterioration and continuing implementation of the loan review system is expected to improve this process further. Management believes that effective collection efforts, when implemented early, generally result in lower losses. Management intends to improve this process of loan administration by streamlining operations and, if necessary, hire additional collectors. Loans charged off in 1999 aggregated $553,626 compared with $240,627 in 1998. Recoveries in 1999 and 1998 were $179,611 and $224,425, respectively.

The following table summarizes, for the periods indicated, average loans outstanding, loans charged off, recoveries and provision charged to operations (dollars in thousands).

                                                                                       As of and for the years
                                                                                         ended December 31,
                                                                                       1999               1998
                                                                                       ----               ----
Average loans outstanding                                                            $    41,600        $    39,918
                                                                                     ===========        ===========

Balance at beginning of year                                                         $     1,175        $       936
Provision charged to operating expense                                                       105                255
Recoveries on loans previously charged to the allowance                                      180                225
Loans charged off                                                                           (554)              (241)
                                                                                     -----------        -----------
     Net (charge offs)/recoveries                                                           (374)               (16)
                                                                                     -----------        -----------
Balance at end of year                                                               $       906        $     1,175
                                                                                     ===========        ===========

Allowance for loan losses as a percentage of
  total loans as of year-end                                                                1.87%             2.97%
Ratio of net (charge-offs)/recoveries to average total loans outstanding
  during the year                                                                          (0.90)            (0.04)


The allowance for loan losses was allocated in the amount deemed reasonably necessary to provide for possible losses within the following loan categories as of December 31 (dollars in thousands):


                                                          1 9 9 9                              1 9 9 8
                                                          -------                              -------
          Balance at End of                 Principal    Allocated  % of Total   Principal    Allocated % of Total
         Period Allocated to                 Balance     Allowance     Loans      Balance     Allowance    Loans
         -------------------                 -------     ---------     -----      -------     ---------    -----

   Commercial                             $   26,914   $      267      55%      $  19,254    $      515     49%
   Real estate mortgage                       16,711           14      35          14,620            20     37
   Consumer                                    4,850          134      10           5,683           123     14
   Unallocated                                                491                                   517
                                          ----------   ----------    ----       ---------    ----------   ----

                                          $   48,475   $      906     100%      $  39,557    $    1,175    100%
                                          ==========   ==========    ====       =========    ==========   ====

Management continues to maintain the allowance for loan losses at a level considered by management to cover possible losses inherent in the portfolio. During 1999, the Bank experienced strong improvement in the credit quality of the Bank's loan portfolio, largely in the commercial loan area. Non-performing loans continue to decline, representing only 1.57% of total loans at December 31, 1999 as compared to 2.65% at December 31, 1998. As a result of such improvement, management was able to decrease the allowance for loan losses through a decrease in the provision for loan losses during 1999, while still maintaining an allowance considered adequate to cover possible losses inherent in the portfolio.

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

INVESTMENTS

The investment securities portfolio is a source of earnings with relatively minimal principal risk. The Bank's portfolio is comprised solely of U.S. Treasury and Government agency obligations. The investment securities portfolio experienced a small decline during 1999, decreasing from $52.6 million at December 31, 1998 to $49.1 million at December 31, 1999. The Corporation maintains the portfolio at levels to provide adequate pledging for the repurchase agreement program and secondary liquidity for the Corporation's daily operations.

The following table shows the maturities and weighted average yields of the investment portfolio at December 31, 1999 (dollars in thousands).


                                                                                         Carrying          Average
                                                                                           Value            Yield
                                                                                           -----            -----
Available for sale
U.S. Treasury securities and obligations of U.S. Government agencies
     One year or less                                                                 $    1,996,563         5.82%
     Over one through five years                                                          24,150,088         6.15
     Over five through ten years                                                          20,926,900         6.43
                                                                                      --------------
                                                                                          47,073,551         6.27
Mortgage backed securities                                                                    24,759         8.50
                                                                                      --------------
                                                                                          47,098,310         6.27
Held to maturity
U.S. Treasury securities and obligations of U.S. Government agencies
     One year or less                                                                      1,001,790         7.86%
     Over one through five years                                                           1,007,530         6.72
                                                                                      --------------
                                                                                           2,009,320         7.29
                                                                                      --------------
                                                                                      $   49,107,630         6.31%
                                                                                      ==============

As of December 31, 1999, the securities of no issuer, except the U.S. Government, had an aggregate carrying value that exceeded 10% of shareholders' equity.

DEPOSITS

The Corporation's major source of funds is from deposits. Total deposits increased from $94.8 million at December 31, 1998, to $117.6 million at December 31, 1999. A significant increase occurred in demand deposit accounts, and was due to substantial deposits from local governments and governmental agencies. Frequently, at the end of a year, the Bank receives large deposits from large corporations or government agencies for very short terms. Sometimes these are tax deposits, or tax revenues collected and not ready to be used. Because the Bank receives a significant amount of these deposits, it maintains a high degree of liquidity so that withdrawals may be funded easily. These deposits are not all predictable, but some do follow patterns such as payroll cycles or tax revenue receipts.

Time deposits decreased from $32.0 million at December 31, 1998 to $25.1 million at December 31, 1999. Time deposits individually exceeding $100,000 totaled $11.0 million and $17.4 million at December 31, 1999 and 1998. The maturities of time deposits individually exceeding $100,000 at year-end were as follows (dollars in thousands):

                                                                                             1999           1998
                                                                                             ----           ----
Three months or less                                                                    $     6,067     $    12,092
Three months through six months                                                               2,549           1,589
Six months through twelve months                                                              2,111           1,614
Greater than twelve months                                                                      302           2,126
                                                                                        -----------     -----------

     Total                                                                              $    11,029     $    17,421
                                                                                        ===========     ===========

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (REPURCHASE AGREEMENTS)

Repurchase agreements increased $12.2 million from $16.6 million at December 31, 1998 to $28.8 million at December 31, 1999. The securities involved in the repurchase agreement program are recorded as assets of the Corporation. Although not considered deposits, and therefore not afforded Federal Deposit Insurance Corporation insurance, this product enables the Corporation to provide the equivalent of an interest-bearing checking account to incorporated businesses that are prohibited by banking regulations from owning such an account. The repurchase agreement program is designed for businesses that would maintain relatively large checking account balances. Repurchase agreements as of December 31 were as follows (dollars in thousands):


                                                                                           1999             1998
                                                                                           ----             ----
     Outstanding at year end                                                               28,755            16,649
     Average interest rate at year end                                                       4.66%             4.38%
     Average month-end balance during the year                                             22,033             7,164
     Average interest rate during the year                                                   4.22%             4.69%
     Maximum month-end balance during the year                                             28,755            16,649


SHAREHOLDERS' EQUITY

Shareholders' equity, including mandatorily redeemable shares held in the Employee Stock Ownership Plan, decreased from $5.8 million at December 31, 1998 to $5.3 million at December 31, 1999. The decrease during 1999 was directly attributable to the after-tax effects of the unrealized losses on available for sale investment securities, as a result of an increasing interest rate environment. Management anticipates that interest rates will continue to modestly increase during 2000 and plans to hold the majority of the available for sale securities until maturity at which time no loss will be recognized.

The Corporation did not pay any dividends to common shareholders during 1999 or 1998. Preferred dividends in the amount of $34,200 were paid to Class A and B preferred shareholders during 1998 and 1999. Preferred dividends in the amount of $47,775 were paid to Class C preferred shareholders during 1999.

The Corporation and Bank continues to maintain capital ratios which exceed the minimum levels prescribed by its regulatory agencies, as shown in Note 8 of the consolidated financial statements.

RESULTS OF OPERATIONS

The Corporation reported income attributable to common stock of $889,389 or $2.64 per common share for 1999. This was 2.5% lower than the $912,193, or $2.71 per share, earned in 1998.

An increase in net interest income and non-interest income, and a decrease in the provision for loan losses positively impacted net income for 1999, which were offset by an increase in non-interest expense and the recording of tax expense for 1999.

During 1999, the Corporation became taxable, recording income taxes of approximately $72,000, primarily due to a reduction in a previously established valuation allowance and the recording of a net deferred tax asset as a result of a trend of positive net income and management's belief that such trend will continue. At December 31, 1999, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $200,000 which, if not used, will expire beginning in 2005.

The following table shows some of the key equity performance ratios for the year ended December 31, 1999 and December 31, 1998.


                                                                                      1999              1998
                                                                                      ----              ----

     Return on average total assets                                                    0.78%             0.88%
     Return on average equity                                                         17.32             17.33
     Average equity to average assets                                                  4.51              5.09

NET INTEREST INCOME

Net interest income, the difference between revenue generated from earning assets and the interest cost of funding those assets, is the Corporation's primary source of earnings. Interest income and interest expense totaled $8.1 million and $2.9 million during 1999, respectively, providing for net interest income of $5.2 million. The net yield on average earning assets during 1999 was 4.54%. The level of net interest income is primarily a function of asset size, as the weighted average interest rate received on earning assets is greater than the weighted average interest cost of funding sources; however, factors such as types of assets and liabilities, interest rate risk, liquidity, and customer behavior also impact net interest income as well as the net yield. The following table depicts the average balance, interest earned and paid, and weighted average rate of the Corporation's assets, liabilities and shareholders' equity during 1999 and 1998:

                                                          Years ended December 31,
                           ---------------------1 9 9 9---------------   --------------------1 9 9 8---------------
                                  Average                     Average          Average                     Average
                                  Balance      Interest        Rate            Balance       Interest       Rate
                                  -------      --------        ----            -------       --------       ----

Loans, net (1)                 $    41,600     $   3,914       9.41%         $   39,918      $    3,928      9.84%
Investment securities               53,627         3,251       6.06              46,046           2,802      6.09
Federal funds sold                  18,898           931       4.93              14,070             733      5.21
                               -----------     ---------                     ----------      ----------
   Total earning assets            114,125         8,096       7.09             100,034           7,463      7.46

Other non-earning assets            10,190                                        7,262
                               -----------                                   ----------

   Total assets                $   124,315                                   $  107,296
                               ===========                                   ==========

Money market deposits          $     9,781     $     204       2.09%         $    8,627      $      183      2.12%
Savings deposits                    15,001           256       1.71              14,523             327      2.25
Time deposits                       28,335         1,215       4.29              31,218           1,374      4.40
                               -----------     ---------                     ----------      ----------
   Total interest-bearing
     deposits                       53,117         1,675       3.15              54,368           1,884      3.47
Short term borrowings               27,034         1,181       4.37              12,164             608      5.00
Long term debt                         900            54       6.00                 900              54      6.00
                               -----------     ---------                     ----------      ----------
   Total interest-bearing
     liabilities                    81,051         2,910       3.59              67,432           2,546      3.78
                                               ---------                                     ----------

Other liabilities                   37,656                                       34,402
                               -----------                                   ----------
   Total liabilities               118,707                                      101,834
Average equity                       5,608                                        5,462
                               -----------                                   ----------

   Total liabilities and
     equity                    $   124,315                                   $  107,296
                               ===========                                   ==========

Net interest income                            $   5,186                                     $    4,917
                                               =========                                     ==========
Rate spread                                                    3.50                                          3.68
Net interest margin                                            4.54                                          4.92


(1) Net of secured loan borrowings under loan participation agreements.

The following table presents the dollar amount of change in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and change due to rate.

                                                                     Year ended December 31,
                                            -----------1999 over 1998---------   ----------1998 over 1997----------
                                                Total      Volume       Rate        Total      Volume       Rate
                                                -----      ------       ----        -----      ------       ----
Increase (decrease) in interest income
   Loans                                    $      (14) $      162   $    (176)  $    (165)  $     (158) $       (7)
   Investment securities                           449         460         (11)        831          768          63
   Federal funds sold                              198         240         (42)         14           48         (34)
                                            ----------  ----------   ---------   ---------   ----------  -----------
     Net change in tax-equivalent income           633         862        (229)        680          658          22

Increase (decrease) in interest expense
   Money market deposits                            21          24          (3)         50           55          (5)
   Savings deposits                                (71)         10         (81)        (17)          (2)        (15)
   Time deposits                                  (159)       (124)        (35)         18          (63)         81
   Short term borrowings                           573         658         (85)        314                      314
                                            ----------  ----------   ---------   ---------   ----------  ----------
     Net change in interest expense                364         568        (204)        365          (10)        375
                                            ----------  ----------   ---------   ---------   ----------  ----------

       Net change in tax-equivalent
         net interest income                $      269  $      294   $     (25)  $     315   $      668  $     (353)
                                            ==========  ==========   =========   =========   ==========  ==========

Interest income is primarily generated from the loan portfolio, which comprised 33.5% of average total assets during 1999. The loan portfolio, with an average yield of 9.41%, earned $3.9 million, or 48.3% of total interest income. The investment securities portfolio and Federal funds sold equaled 43.1% and 15.2% of average total assets during 1999, respectively. With an average yield of 6.1%, investment securities contributed $3.3 million, or 40.2% of total interest income, while Federal funds sold ended 1999 with an average yield of 4.9%, and earned $0.9 million, or 11.5% of total interest income.

Interest expense is primarily generated from interest-bearing deposits, which equaled 42.7% of average total assets during 1999. Time deposits, with an average rate of 4.3%, represents $1.2 million, or 41.8% of total interest expense. With an average rate of 1.7%, savings deposits represent $0.2 million, or 8.8% of total interest expense, while money market deposits ended 1999 with an average rate of 2.1%, representing $0.2 million, or 7.0% of total interest expense. Short term borrowings, comprised primarily of repurchase agreements but also including Federal funds purchased, had an average rate of 4.4% during 1999. The Corporation paid $1.2 million in short term interest expense, or 40.6% of total interest expense. Long term debt is comprised solely of senior notes; with an average rate of 6%, senior notes cost $54,000, or 1.9% of total interest expense.

PROVISION FOR LOAN LOSSES

Management establishes the provision for loan losses each quarter to maintain the allowance for loan losses at a level sufficient to absorb potential losses in the loan portfolio. Economic conditions, risks inherent in the portfolio, loan loss experience, and conditions peculiar to specific industries are factors considered in determining the adequacy of the loan loss allowance. However, it is possible that potential losses exist in the loan portfolio that have not been specifically identified.

The provision for loan losses was $105,000 and $255,000 for 1999 and 1998. The decrease in the provision for loan losses is a direct result of a decrease in the nonperforming loans within the portfolio as of December 31, 1999 as compared to December 31, 1998, as more fully discussed above. The provision for loan losses represents the adjustment to the allowance for loan losses needed to maintain the allowance at a level determined by management to cover inherent losses within the Corporation's loan portfolio. The allowance for loan losses is based on the application of projected loss ratios to the risk-ratings of loans, both individually and by category. Projected loss ratios incorporate such factors as recent loss experience, current economic conditions and trends, trends in past due and impaired loans, and risk characteristics of various categories and concentrations of loans.

NONINTEREST INCOME

Noninterest income was $1,332,284 during 1999, compared to $1,073,683 during 1998. The primary increase was due to an increase of ATM surcharge income of approximately $380,000 over the prior year to $571,067 for 1999. The increase in ATM surcharge income is due to the addition of several ATMs in the new Detroit casinos. Management anticipates that ATM surcharge income will continue to increase during 2000, as the Bank continues to add ATMs within the Detroit casinos. During 1999, service charges on deposit accounts remained relatively stable at $692,001 for 1999. Net losses on sales of residential real estate loans were $2,484, decreasing $28,000 as less volume on residential real estate occurred.

NONINTEREST EXPENSE

Noninterest expense increased $581,290 or 12.1% to $5,370,096 in 1999, from $4,788,806 in 1998. The increase was primarily a result of an increase in salaries and employee benefits during 1999, from $2.4 million during 1998 to $2.6 million during 1999, largely due to an increase in the average number of employees, primarily from the opening of the new branch in Greektown. In addition, during 1999, occupancy expense increased $176,000 to $1.3 million as a result of repairs at the main office and branch locations, professional services increased $80,000 to $389,118, and stationery, printing and supplies increased $15,000 to $104,814.

INCOME TAX EXPENSE

As discussed above, during 1999, the Corporation became taxable, recording income taxes of approximately $72,000, primarily due to a reduction in a previously established valuation allowance and the recording of a net deferred tax asset as a result of a trend of positive net income and management's belief that such trend will continue. No income taxes were necessary for 1998. At December 31, 1999, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $200,000 which, if not used, will expire beginning in 2005.


CAPITAL RESOURCES

Shareholders' equity is a noninterest-bearing source of funds which provides support for asset growth. Shareholders' equity, including mandatorily redeemable shares held in the Employee Stock Ownership Plan, was $5.3 million and $5.8 million at December 31, 1999 and 1998, respectively. The decrease is due to the increase in unrealized loss on securities available for sale during 1999.

The Corporation and Bank are subject to regulatory capital requirements administered by federal banking agencies. Failure to meet the various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The Bank has been categorized as "Well Capitalized," the highest classification contained within the banking regulations. The capital ratios of the Corporation and Bank as of December 31, 1999 and 1998 are disclosed in Note 8 of the Notes to Consolidated Financial Statements.

The ability of the Corporation to pay cash and stock dividends is subject to limitations under various laws and regulations and to prudent and sound banking practices, including maintaining adequate capital for growth of the Bank's business. No cash or stock dividends were paid to common shareholders in 1999 or 1998.

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

The Corporation has the ability to borrow money on a daily basis through correspondent banks (Federal funds purchased), which it did on several occasions during 1999; however, this is viewed as only a secondary and temporary source of funds. During 1999, the Corporation's Federal funds sold position averaged $18.9 million.

During 1999, an increase in deposits of $22.8 million and an increase in repurchase agreements of $12.1 million was primarily used to fund the growth in loans and Federal funds sold.

In addition to normal loan funding and deposit flow, the Corporation also needs to maintain liquidity to meet the demands of certain unfunded loan commitments and standby letters of credit. As of December 31, 1999, the Corporation had a total of $18.4 million in unfunded loan commitments and $0.7 million in unfunded standby letters of credit. The Corporation monitors fluctuations in loan balances and commitment levels, and includes such data in its overall liquidity management.


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

The Corporation uses a GAP analysis to measure interest rate risk. The matching of maturity or repricing of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive", and by monitoring an institution's interest rate sensitivity "gap". An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. A significant repricing gap could result in a negative impact to the Corporation's net interest margin during periods of changing market interest rates.

The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets anticipated, based upon certain assumptions, to mature or reprice within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income while a positive gap would tend to result in an increase in net interest income, although the magnitude of repricing of individual items also will effect the change in net interest income.

At December 31, 1999, the Corporation's total interest-bearing liabilities maturing or repricing within one year exceeded total interest-earning assets maturing or repricing in the same period by $19.0 million, representing a negative cumulative one-year gap ratio of 13.3% of total interest-earning assets. Therefore, management believes that the Corporation could be adversely affected during a period of rising interest rates depending on the magnitude of repricing of individual items.

The following table depicts the Corporation's GAP position as of December 31, 1999 (dollars in thousands):


                                             Within          Three to         One to         After
                                              Three           Twelve           Five          Five
                                             Months           Months           Years         Years          Total
                                             ------           ------           -----         -----          -----
Assets:
   Gross loans                            $    17,229     $     4,480    $    23,359    $     3,407     $    48,475
   Federal funds sold                          48,800                                                        48,800
   Investment securities                        5,003           5,998         24,150         14,422          49,573
                                          -----------     -----------    -----------    -----------     -----------
     Total interest-earning assets             71,032          10,478         47,509         17,829         146,848

Liabilities and shareholders' equity:
   Savings                                     14,249                                                        14,249
   NOW accounts                                25,217                                                        25,217
   Time deposits less than $100,000             5,056           7,566          1,449                         14,071
   Time deposits $100,000 and over              6,167           4,660            201                         11,028
   Repurchase agreements                       28,755                                                        28,755
   Short term borrowings                        5,000                                                         5,000
   Secured borrowings                           3,880                                                         3,880
   Long term debt                                                                               900             900
                                          -----------     -----------    -----------    -----------     -----------
     Total interest-bearing liabilities        88,324          12,226          1,650            900         103,100
                                          -----------     -----------    -----------    -----------     -----------

Interest-earning assets less
  interest-bearing liabilities            $   (17,292)    $    (1,748)   $    45,859    $    16,929     $    43,748
                                          ===========     ===========    ===========    ===========     ===========

Cumulative GAP                            $   (17,292)    $   (19,040)   $    26,819    $    43,748
                                          ===========     ===========    ===========    ===========

Percent of cumulative GAP to
  total interest-earning assets                 (12.1)%         (13.3)%         18.8%          30.6%
                                          ===========     ===========    ===========    ===========

For purposes of the GAP table, Savings and NOW deposit accounts are considered as maturing within 90 days, as management has broad discretion in repricing these deposits should the overall interest rate environment change significantly, and time deposits are not considered to be withdrawn prior to maturity.

One limitation of the traditional GAP analysis is that it does not consider the timing or magnitude of noncontractual repricing or expected prepayments. Considering these assumptions and limitations of the GAP analysis, and based on the results of other interest rate risk management tools used by the Corporation, management believes the Corporation is properly positioned against significant changes in interest rates without significantly altering operating results.


YEAR 2000 ISSUE

During 1999, the Corporation completed its comprehensive Year 2000 (Y2K) plan in preparing for the Year 2000 date change. The plan involved identifying and providing a remedy for date recognition problems that might pertain to any facets of the Corporation's business. These included problems in computer hardware and software, physical plant and other equipment, working with third parties to address their Year 2000 issues, assessing major loan and deposit customers for potential risk and developing contingency plans to address potential risks in the event of Year 2000 failures. To date, the Corporation has experienced no disruption in service of any type in the transition to 2000.

During 1999 and 1998, approximately $60,000 and 65,000, respectively, were charged to expense for depreciation, employee wages and professional services to test, remediate and upgrade computer workstations, software and networks.

Although considered unlikely, unanticipated problems in the Corporation's core business process, including problems associated with non-compliant third parties and disruptions to the economy in general, could still occur despite efforts to date to remedy affected systems and develop contingency plans. All business processes will continue to be monitored, including interaction with the Corporation's customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.


ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements beginning at page 23 of this annual report on Form 10-KSB and are incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The table below presents information regarding the members of the Board of Directors of the Corporation and the Bank as of December 31, 1999. All of the members of the Board of Directors are United States citizens.


                                                                                         SHARES OF
                                                                                      COMMON STOCK OF
                                                        BANK                            CORPORATION         PERCENT OF
        NAME AND PRINCIPAL OCCUPATION OR           DIRECTOR SINCE                       BENEFICIALLY          COMMON
         EMPLOYMENT FOR LAST FIVE YEARS                 (A)              AGE             OWNED (B)            STOCK
========================================================================================================================
Barry Clay......................................        1996             38                 824                (d)
     President, Barclay Mortgage Funding
     Group (1997 to present), mortgage
     lender; Team Leader, Capacity Strategy
     and Production Planning Department
     (1994-1997)
Don Davis.......................................        1980             61              211,376(b)            62.8
     Chairman of the Board of the
     Corporation and of the Bank; President,
     United Sound Systems, Inc. and
     President, Conquistador / Groovesville
     Music, Inc., record producers and
     recording studios; President, Liberty
     Risk Management, Inc., insurance
     agency; President Mahogany Investment
     Advisors, investment advisory firm
William Fuller..................................        1999             56                 379                (d)
     President of the Corporation and of the Bank
     since 1998; Executive Vice President, Shore
     Bank Corporation, (1995-1998); Senior Vice
     President, Shawmut Bank (1989-1995). Member
     of Board of Directors of One Stop Capital
     Shop, Metro Matrix, Greater Detroit Area
     Health Council, and Eureka Detroit, all
     community service organizations
Georgis I. Garmo................................        1996             61                 334                (d)
     President, Garmo & Co., P.C., Certified
     Public Accountants (1975 - Present)



                                                                                         SHARES OF
                                                                                      COMMON STOCK OF
                                                        BANK                            CORPORATION         PERCENT OF
        NAME AND PRINCIPAL OCCUPATION OR           DIRECTOR SINCE                       BENEFICIALLY          COMMON
         EMPLOYMENT FOR LAST FIVE YEARS                 (A)              AGE             OWNED (B)            STOCK
========================================================================================================================
                                                                                         Shares of
Dr. Charles E. Morton...........................        1969             74             3,700(b)(c)            1.1
     Emeritus Pastor, Metropolitan Baptist
     Church; Adjunct Professor of
     Philosophy, Oakland University
Jamal Shallal...................................        1996             60                 334                (d)
     Executive Vice President, Lincorp
     Research, Inc., a management consulting
     and investment management firm
     (1985 - Present)
Geneva J. Williams..............................        1997             51                 334                (d)
     Executive Vice President and Chief
     Operating Officer, United Way
     Community Services, Detroit, Michigan
     (1995-present); President and Chief
     Executive Officer, United Community
     Services of Metropolitan Detroit
     (1991 - 1995)
Alan C. Young...................................        1996             45                 334                (d)
     Managing Director, Alan C. Young &
     Associates, P.C. (1983 - Present)
All directors and officers as a group (9                                                  219,332              65.2
     persons including those named above)
========================================================================================================================

(a) The Corporation was formed in 1986 and the incumbent directors have been directors of the Corporation since its formation except those persons for which a year after 1986 is shown.

(b) Each director possesses sole voting and investment power with respect to the shares shown unless indicated otherwise below. The numbers of shares shown for Mr. Don Davis include 3,969 shares allocated to his account under the First Independence Corporation Employee Stock Ownership Plan for which he has only sole voting power. The number of shares shown for Dr. Morton includes 300 shares held jointly with his wife in which they share voting and investment power.

(c) Includes option to purchase up to 3,000 shares of Common Stock at $5 per share for a five-year period ending May 23, 2000. These options cannot be voted because they were not exercised before April 14, 2000.

(d)      Less than one percent.

EXECUTIVE OFFICERS

         In addition to Mr. Don Davis listed in the table above, executive officers of the Corporation, as of December 31, 1999, included William Fuller, President of the Corporation and the Bank since 1998, Rose Ann Lacy, Senior Vice

President and Chief Financial Officer of the Corporation since 1989 and of the Bank since 1986, who beneficially owns 1,717 shares of Common Stock and John Boudreau, Executive Vice President of the Bank since 1997; Senior Vice President
- Administration (1994-1997). All the executive officers are United States citizens.

ITEM 10.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The following table presents the cash compensation paid to the Corporation's officers whose total annual salary and bonus exceeded $100,000 in 1997 - 1999.


NAME                                PRINCIPAL POSITION                     YEAR            SALARY            BONUS
========================================================================================================================
Don Davis            Chairman of the Board of Directors of the             1999           $172,800          $44,220
                     Corporation and the Bank; Interim President           1998           175,000            20,000
                     and Chief Executive Officer since 1996                1997           148,293
John Boudreau        Executive Vice President of the Bank and              1998           104,991            12,000
                     Chief Operating Officer
William Fuller       President of the Bank and the Corporation             1999           138,455            5,000
========================================================================================================================

         Mr. Fuller and the Bank entered into an employment contract dated July 20, 1998 for two years under which he was paid $130,000 in the first year of employment plus $15,000 when he was appointed President by the Board of Directors. He is being paid $135,000 in the second year of the contract. In addition, Mr. Fuller receives an automobile allowance of $300 per month and the same employee benefits afforded to all other employees of the Bank. In the event of an involuntary termination of Mr. Fuller's employment by the Bank, Mr. Fuller will be paid sixty days' compensation at his then-existing base rate.

         The Corporation and the Bank do not presently have any long-term incentive compensation plans, except the 1995 Employee Stock Option Plan and a 401-K retirement plan which are described below. The Corporation has not granted any stock options since 1995 and no officer or director exercised any options previously granted to him or her.

         The Employee Stock Option Plan was adopted in 1995. It authorizes the issuance of up to 67,352 shares of Common Stock to key salaried employees and directors of the Corporation as an incentive to such key employees. Options granted under the Plan may be incentive stock options within the meaning of
Section 422 of the Internal Revenue Code of 1986 or they may be non-qualified options which do not meet the requirements of that section. The Plan is administered by a stock option committee. At April 14, 2000, there were 64,352 shares available for issuance under the Plan and options were outstanding and unexercised for 3,000 shares.

         The Corporation had an Employee Stock Ownership Plan which is qualified under Section 401(a) of the Internal Revenue Code of 1986, but it was suspended in 1996. There have been no contributions to the plan since 1991 and no new employees have become participants in the Plan since 1994. All shares of stock in the plan are allocated to the accounts of the participants. Unvested shares forfeited by terminated employees are reallocated among all Plan participants as of the last day of the year of forfeiture in the proportion which each participant's annual compensation bears to the total annual compensation of all Plan participants. As of December 31, 1999, there were 3,969 shares allocated under the Plan to Don Davis' account.

         The Bank adopted a 401(k) Plan in 1998 in which all full-time employees may participate after one year of employment. Employees may contribute up to 15% of their compensation into the plan each year, but not in excess of

$10,000 per year. The maximum amount of contribution to the Plan is established by law and regulations. The Bank contributes a matching amount on behalf of each participating and contributing employee equal to 50% of the employee's contribution each year, but not exceeding 3% of the employee's salary. Investments in the Plan are directed by each participating employee and they have a range of investment options including stock, bond and guaranteed interest investments.

         Directors who were not officers were paid the following fees for Bank Board of Directors and Committee meetings until June 30, 1999: a monthly stipend of $200; a meeting fee of $240 for each Board meeting; and $100 for each Committee meeting. Beginning July 1, 1999, each non-employee Director is paid an annual retainer of $7,500, and $100 for each Bank committee meeting attended. There is no separate payment for attending Bank Board meetings. After 10 years of service, Directors will be entitled to a $300/month pension. The pension becomes payable at the later of age 65 or retirement from the Board. No fees are paid for attendance at the Corporation's Board or Committee meetings.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


                OWNERSHIP OF THE CORPORATION'S EQUITY SECURITIES

         The following table furnishes information with respect to the beneficial owners of more than five percent of any class of the Corporation's equity securities as of December 31, 1999.


                                                                           AMOUNT AND NATURE
                              NAME AND ADDRESS OF                            OF BENEFICIAL
TITLE OF CLASS                BENEFICIAL OWNER                                 OWNERSHIP*           PERCENT OF CLASS
========================================================================================================================
Common Stock                  Don Davis                                         211,376                   62.8
                              5840 Second Avenue
                              Detroit, Michigan 48202
Common Stock                  First Independence Corp.                           34,800                   10.33
                              Employee Stock Ownership Plan
                              44 Michigan Avenue
                              Detroit, Michigan
Class A Preferred             Don Davis                                          3,000                    75.00
                              5840 Second Avenue
                              Detroit, Michigan  48202
Class A Preferred             Tower Ventures, Inc.                               1,000                    25.00
                              12655 North Central Expressway
                              Dallas, TX  75243
Class B Preferred             Dearborn Capital Corp.                             2,000                    62.50
                              P.O. Box 1729
                              Dearborn, Michigan
Class B Preferred             Hudson-Webber Foundation                           1,200                    37.50
                              333 West Fort Street
                              Detroit, Michigan

                                                                           AMOUNT AND NATURE
                              NAME AND ADDRESS OF                            OF BENEFICIAL
TITLE OF CLASS                BENEFICIAL OWNER                                 OWNERSHIP*           PERCENT OF CLASS
========================================================================================================================
                                                                           Amount and Nature
Class C Preferred             Michigan State Housing                             1,500                   100.00
(Series MI-1)                      Development Authority
                              1200 6th Street
                              Detroit, Michigan 48226
Class C Preferred             Blue Cross-Blue Shield of Michigan                 45.716                   17.44
(Series 1994-1)               600 E. Lafayette
                              Detroit, Michigan  48226
Class C Preferred             Dearborn Capital Corp.                             89.000                   33.96
(Series 1994-1)               P.O. Box 1729
                              Dearborn, Michigan
Class C Preferred             Don Davis                                          29.500                   11.26
(Series 1994-1)               5840 Second Avenue
                              Detroit, Michigan 48202
Class C Preferred             Tower Ventures                                     22.959                   8.76
(Series 1994-1)               12655 North Central Expressway
                              Dallas, TX  75243
Class C Preferred             Motor Enterprises                                  39.375                   15.02
(Series 1994-1)               3044 W. Grand Blvd.
                              Detroit, Michigan  48202


     * Each owner possesses sole voting and investment power with respect to the shares shown except as follows. The number of shares of Common Stock shown for Mr. Davis includes 3,969 shares credited to his account under the First Independence Corporation Employee Stock Ownership Plan as of April 14, 2000, for which he only has voting power. The shares shown for the First Independence Employee Stock Ownership Trust are voted by the independent Trustee, except that participants in the First Independence Corporation Employee Stock Ownership Plan are entitled to direct the Trustee as to the manner of voting shares allocated to their accounts. As of April 14, 2000, all shares held by the Trust were allocated to participant's accounts. Shares of preferred stock are not entitled to vote in the election of directors, except that shares of Class A Preferred Stock may elect additional directors in the case of certain dividend arrearage which does not currently apply.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

INTEREST IN CERTAIN TRANSACTIONS

     In the ordinary course of its business, the Bank had, during 1999, and expects to have in the future, transactions with some of its directors and officers, and their families and the companies with which they are associated. All such transactions, which included commitments for loans and loans made by the Bank, were based on terms, including rates, collateral and repayment terms, substantially the same as those prevailing at the time for comparable transactions with other persons, and in the opinion of the Board of Directors and the management of the Bank such transactions did not and do not involve more than the normal risk of collectibility or present other unfavorable features.

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



                         FIRST INDEPENDENCE CORPORATION


/s/ William Fuller
------------------
William Fuller
President
Date: March 31, 2000

/s/ Rose Ann Lacy
------------------
Rose Ann Lacy
Senior Vice President and Chief
  Financial Officer
Date: March 31, 2000

                         FIRST INDEPENDENCE CORPORATION
                                Detroit, Michigan

                        CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998






                                    CONTENTS




REPORT OF INDEPENDENT AUDITORS.........................................   29


CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS.......................................   30

     CONSOLIDATED STATEMENTS OF INCOME.................................   31

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY...................   32

     CONSOLIDATED STATEMENTS OF CASH FLOWS.............................   33

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................  34-52


                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
First Independence Corporation
Detroit, Michigan


We have audited the accompanying consolidated balance sheets of First Independence Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Independence Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.





                                                   Crowe, Chizek and Company LLP

Grand Rapids, Michigan
February 25, 2000

                         FIRST INDEPENDENCE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998



                                                                                     1999                1998
                                                                                     ----                ----
ASSETS
Cash and due from banks                                                         $     8,947,521    $      3,765,361
Federal funds sold                                                                   48,800,000          24,205,000
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                 57,747,521          27,970,361

Securities available for sale                                                        47,098,310          48,018,245
Securities held to maturity (fair value of
  $2,007,300 and $4,632,188 in 1999 and 1998)                                         2,009,320           4,570,554
Federal Home Loan Bank and Federal Reserve Bank stock                                   465,300             167,100

Loans
     Commercial                                                                      17,116,659          10,836,714
     Commercial real estate                                                           9,797,005           8,416,970
     Residential real estate                                                         16,710,989          14,620,041
     Consumer                                                                         4,850,431           5,683,525
                                                                                ---------------    ----------------
         Total loans                                                                 48,475,084          39,557,250
     Allowance for loan losses                                                         (905,873)         (1,174,888)
                                                                                ---------------    ----------------
                                                                                     47,569,211          38,382,362
Premises and equipment, net                                                           3,778,476           3,293,035
Accrued interest receivable and other assets                                          3,506,339           1,220,941
                                                                                ---------------    ----------------

     Total assets                                                               $   162,174,477    $    123,622,598
                                                                                ===============    ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                    $    53,071,541    $     41,048,374
         Interest-bearing                                                            64,565,358          53,749,304
                                                                                ---------------    ----------------
              Total deposits                                                        117,636,899          94,797,678
     Securities sold under agreements to repurchase                                  28,754,604          16,649,188
     Federal funds purchased                                                          5,000,000           5,000,000
     Accrued interest payable and other liabilities                                     703,581             499,128
     Secured borrowings under loan participation agreements                           3,879,882                   0
     Long-term debt                                                                     900,000             900,000
                                                                                ---------------    ----------------
         Total liabilities                                                          156,874,966         117,845,994

Mandatorily redeemable shares under ESOP, at fair value                                 365,400             287,100

Shareholders' equity
     Preferred stock                                                                  2,482,086           2,615,797
     Common stock, $1 par value; 1,000,000 shares authorized;
       336,760 shares issued and outstanding; 301,960 shares outstanding after reduction for 34,800 mandatorily
       redeemable shares under ESOP                                                     301,960             301,960
     Capital surplus                                                                  2,039,182           2,117,482
     Retained earnings                                                                1,273,456             384,067
     Accumulated other comprehensive income (loss)                                   (1,162,573)             70,198
                                                                                ---------------    ----------------
         Total shareholders' equity                                                   4,934,111           5,489,504
                                                                                ---------------    ----------------

              Total liabilities and shareholders' equity                        $   162,174,477    $    123,622,598
                                                                                ===============    ================

          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1999 and 1998



                                                                                       1999               1998
                                                                                       ----               ----
Interest income
     Loans, including fees                                                        $    3,913,936    $     3,927,728
     Taxable securities                                                                3,250,508          2,801,849
     Federal funds sold and other                                                        931,491            733,165
                                                                                  --------------    ---------------
                                                                                       8,095,935          7,462,742
Interest expense
     Deposits                                                                          1,674,623          1,884,038
     Securities sold under agreements to repurchase                                      930,171            336,075
     Other borrowed funds                                                                305,055            326,113
                                                                                  --------------    ---------------
                                                                                       2,909,849          2,546,226
                                                                                  --------------    ---------------

NET INTEREST INCOME                                                                    5,186,086          4,916,516

Provision for loan losses                                                                105,000            255,000
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    5,081,086          4,661,516

Noninterest income
     Services charges on deposit accounts                                                692,001            701,674
     Net gains (losses) on sales of residential real estate loans                         (2,484)            25,753
     ATM income                                                                          571,067            191,078
     Other                                                                                71,700            155,178
                                                                                  --------------    ---------------
                                                                                       1,332,284          1,073,683
Noninterest expenses
     Salaries and employee benefits                                                    2,644,804          2,388,976
     Occupancy                                                                         1,300,077          1,124,113
     Professional services                                                               389,118            308,896
     Stationery, printing and supplies                                                   104,814             89,545
     Insurance expense                                                                    62,094             54,911
     Other                                                                               869,189            822,365
                                                                                  --------------    ---------------
                                                                                       5,370,096          4,788,806
                                                                                  --------------    ---------------

INCOME BEFORE FEDERAL INCOME TAXES                                                     1,043,274            946,393

Federal income tax expense                                                                71,910                  0
                                                                                  --------------    ---------------

NET INCOME                                                                               971,364            946,393

Preferred stock dividends                                                                 81,975             34,200
                                                                                  --------------    ---------------

INCOME ATTRIBUTABLE TO COMMON STOCK                                               $      889,389    $       912,193
                                                                                  ==============    ===============

Basic earnings per common share                                                    $     2.64          $    2.71
                                                                                   ==========          =========
Diluted earnings per common share                                                  $     2.63          $    2.70
                                                                                   ==========          =========


          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     Years ended December 31, 1999 and 1998






                                                                                                       Retained       Accumulated
                                                                                                       Earnings          Other
                                                         Preferred      Common         Capital       (Accumulated     Comprehensive
                                                           Stock         Stock         Surplus          Deficit)      Income (Loss)
                                                           -----         -----         -------          -------       ------------

BALANCE, JANUARY 1, 1998                                  $ 2,749,508    $ 301,831     $ 2,181,165    $ (528,126)     $     39,564

     Comprehensive income:
         Net income                                                                                      946,393
         Unrealized gain on securities available
           for sale, net of tax                                                                                             30,634
         Amortization of unrealized loss
           on securities transferred

              Total comprehensive income
     Change in common shares subject to repurchase                             129         (63,683)
     Buyback of 134 shares of Class C
       Preferred Stock Series 1994-1                         (133,711)
     Dividends declared on preferred stock                                                               (34,200)
                                                          -----------    ---------     -----------    ----------      ------------

BALANCE, DECEMBER 31, 1998                                  2,615,797      301,960       2,117,482       384,067            70,198

     Comprehensive loss:
         Net income                                                                                      971,364
         Unrealized loss on securities available
           for sale, net of tax                                                                                         (1,232,771)

              Total comprehensive loss
     Change in common shares subject to repurchase                                         (78,300)
     Buyback of 134 shares of Class C
       Preferred Stock Series 1994-1                         (133,711)
     Dividends declared on preferred stock                                                               (81,975)
                                                          -----------    ---------     -----------    ----------      ------------

BALANCE, DECEMBER 31, 1999                                $ 2,482,086    $ 301,960     $ 2,039,182    $1,273,456      $ (1,162,573)
                                                          ===========    =========     ===========    ==========      ============





                                                              Net
                                                          Unrealized
                                                           Loss on              Total
                                                          Securities        Shareholders'
                                                          Transferred          Equity
                                                          -----------          ------

BALANCE, JANUARY 1, 1998                                   $ (5,062)         $  4,738,880

     Comprehensive income:
         Net income                                                               946,393
         Unrealized gain on securities available
           for sale, net of tax                                                    30,634
         Amortization of unrealized loss
           on securities transferred                          5,062                 5,062
                                                                             ------------
              Total comprehensive income                                          982,089
     Change in common shares subject to repurchase                                (63,554)
     Buyback of 134 shares of Class C
       Preferred Stock Series 1994-1                                             (133,711)
     Dividends declared on preferred stock                                        (34,200)
                                                           --------          ------------
BALANCE, DECEMBER 31, 1998                                        0             5,489,504

     Comprehensive loss:
         Net income                                                               971,364
         Unrealized loss on securities available
           for sale, net of tax                                                (1,232,771)
                                                                             ------------
              Total comprehensive loss                                           (261,407)
     Change in common shares subject to repurchase                                (78,300)
     Buyback of 134 shares of Class C
       Preferred Stock Series 1994-1                                             (133,711)
     Dividends declared on preferred stock                                        (81,975)
                                                           --------           -----------

BALANCE, DECEMBER 31, 1999                                 $      0           $ 4,934,111
                                                           ========           ===========


          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998


                                                                                       1999               1998
                                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                   $      971,364    $       946,393
     Adjustments to reconcile net income to
       net cash from operating activities
         Provision for loan losses                                                       105,000            255,000
         Depreciation                                                                    612,457            494,676
         Net amortization of premiums and discounts                                       82,768             84,920
         Loans originated for sale                                                      (288,400)        (1,169,308)
         Proceeds from loans originated for sale                                         285,916          1,195,061
         Net (gains) losses on sale of residential real estate loans                       2,484            (25,753)
         Changes in assets and liabilities:
              Accrued interest receivable and other assets                            (1,297,391)          (273,482)
              Accrued interest payable and other liabilities                             204,453           (168,471)
                                                                                  --------------    ---------------
                  Net cash from operating activities                                     678,651          1,339,036

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale:
         Purchases                                                                    (8,999,375)       (46,087,969)
         Maturities, calls and principal payments                                      8,012,262         29,808,652
     Securities held to maturity:
         Maturities                                                                    2,517,679          5,410,000
     Purchase of Federal Home Loan Bank stock                                           (298,200)                 0
     Net change in loans                                                              (9,644,792)         1,288,482
     Premises and equipment expenditures                                              (1,097,898)          (541,806)
                                                                                  --------------    ---------------
         Net cash from investing activities                                           (9,510,324)       (10,122,641)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                           22,839,221         13,697,925
     Net change in securities sold under agreements to repurchase                     12,105,416          9,531,572
     Secured borrowings under loan participation agreements                            3,879,882                  0
     Buyback of Class C Preferred Stock Series 1994-1                                   (133,711)          (133,711)
     Dividends paid on preferred stock                                                   (81,975)           (34,200)
                                                                                  --------------    ---------------
         Net cash from financing activities                                           38,608,833         23,061,586
                                                                                  --------------    ---------------

Net change in cash and cash equivalents                                               29,777,160         14,277,981

Cash and cash equivalents at beginning of year                                        27,970,361         13,692,380
                                                                                  --------------    ---------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $   57,747,521    $    27,970,361
                                                                                  ==============    ===============

Supplemental cash flow information
     Cash paid for interest                                                       $    2,795,789    $     2,502,855
     Cash paid for taxes                                                                   2,800                  0

Supplemental noncash disclosures
     Loans transferred to other real estate                                              352,943            219,955
     Securities held to maturity transferred to available for sale                             0          6,995,778

          See accompanying notes to consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


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

The Bank is a minority-owned, community-oriented national bank with its main office in the central business district of Detroit, Michigan. It also operates three other branches within the city of Detroit.

Since the business of banking accounts for more than 90% of the Corporation's revenues, and internal financial reporting is primarily reported and aggregated in the line of business of banking, no segment reporting has been presented.

Use of Estimates: To prepare financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair value of common stock used to value mandatorily redeemable ESOP shares, fair value of long-term assets, and fair values of financial instruments are particularly sensitive estimates and subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions with original maturities under 90 days, and federal funds sold. Net cash flows are reported for loan and deposit transactions.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately, net of tax, as other comprehensive income (loss). Other securities such as Federal Home Loan Bank and Federal Reserve Bank stock are carried at cost. Securities are written down to fair value with a charge to net income when a decline in fair value is not considered temporary.

Gains and losses on sales of securities are determined using the amortized cost of the specific security sold. Interest income includes amortization of purchased premiums and discounts.

                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. As of July 1, 1998, the Corporation adopted this Statement and, in accordance with its provisions, chose to reclassify certain securities from held-to-maturity to available-for-sale. The amortized cost of the securities transferred to available-for-sale was $6,995,778. The Corporation does not have derivative instruments in its portfolio to account for under provisions of this Statement.

Loans Held for Sale: Loans held for sale are included with residential real estate loans. These loans are reported at the lower of cost or market value in the aggregate. Loans held for sale were not significant as of December 31, 1999 and 1998.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Loans that are sold or participated with other institutions are reported net if control, as defined, is relinquished upon sale. If control, as defined, is retained, the loans sold or participated are treated as a financing arrangement and reported gross, with a corresponding secured borrowing due to the participating institution. At December 31, 1999, the Corporation has accounted for certain loan participations sold in the amount of $3,879,882 as secured loan borrowings.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.

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

                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

401(k) Plan: The Bank maintains a 401(k) plan covering employees who are at least age 21 and have completed one year and 1,000 hours of service with the Bank. The Bank's contributions to the plan are based on a percentage of eligible salaries, limited to 50% of the first 6% of salary contributed. Expense under the plan was $27,736 and $24,337 for 1999 and 1998.

Restrictions on Cash: The Corporation was required to have $1,319,000 and $818,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve and clearing requirements at year end 1999 and 1998. These balances do not earn interest.

                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions as discussed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Earnings Per Common Share: Basic earnings per common share is based on weighted-average common shares outstanding. Diluted earnings per common share further assumes issue of dilutive potential common shares. The weighted average number of shares used in the computation of basic and diluted earnings per common share includes the shares allocated to the ESOP for both 1999 and 1998.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on transferred securities and unrealized gains and losses on securities available for sale, net of taxes, which are also recognized as separate components of equity.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Corporation or by the Corporation to shareholders.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 2 - SECURITIES

Year-end securities were as follows:

                                                                       Gross           Gross
                                                   Amortized        Unrealized      Unrealized           Fair
                                                     Cost              Gains          Losses             Value
                                                     ----              -----          ------             -----
Available for sale 1999
     U.S. Treasury                              $    5,000,837    $      7,309     $       (9,750)  $     4,998,396
     U.S. Government agency                         43,834,189               0         (1,759,034)       42,075,155
     Mortgage-backed                                    24,759               0                  0            24,759
                                                --------------    ------------     --------------   ---------------

                                                $   48,859,785    $      7,309     $   (1,768,784)  $    47,098,310
                                                ==============    ============     ==============   ===============

Available for sale 1998
     U.S. Treasury                              $    8,016,050    $    174,575     $            0   $     8,190,625
     U.S. Government agency                         39,841,135          68,472           (136,686)       39,772,921
     Mortgage-backed                                    54,699               0                  0            54,699
                                                --------------    ------------     --------------   ---------------

                                                $   47,911,884    $    243,047     $     (136,686)  $    48,018,245
                                                ==============    ============     ==============   ===============

Held to maturity 1999
     U.S. Government agency                     $    2,009,320    $        310     $       (2,330)  $     2,007,300
                                                ==============    ============     ==============   ===============

Held to maturity 1998
     U.S. Government agency                     $    4,570,554    $     61,634     $            0   $     4,632,188
                                                ==============    ============     ==============   ===============


There were no sales of securities during 1999 or 1998.

As of July 1, 1998, the Corporation adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with the provisions of the Statement, the Company chose to reclassify certain securities from held-to-maturity to available-for-sale. The amortized cost of securities transferred to available-for-sale was $6,995,778 and the unrealized net gain was $57,341, which is included in shareholder's equity, net of income tax of $19,496.

                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 2 - SECURITIES (Continued)

Contractual maturities of debt securities at year-end 1999 were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.



                                                        Securities                          Securities
                                             --------Held to Maturity--------    -------Available for Sale---------
                                                 Amortized           Fair           Amortized            Fair
                                                   Cost              Value            Cost               Value
                                             ---------------   --------------    --------------    ----------------
     Due in one year or less                 $     1,001,790   $    1,002,100    $    1,998,043    $      1,996,563
     Due from one to five years                    1,007,530        1,005,200        24,837,845          24,150,088
     Due from five to ten years                            0                0        21,999,138          20,926,900
     Mortgage backed                                       0                0            24,759              24,759
                                             ---------------   --------------    --------------    ----------------

                                             $     2,009,320   $    2,007,300    $   48,859,785    $     47,098,310
                                             ===============   ==============    ==============    ================


Securities with an amortized cost of $35,121,000 and $23,866,000 at year-end 1999 and 1998 were pledged to secure public deposits and repurchase agreements.


NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:


                                                                                      1999                1998
                                                                                      ----                ----

     Beginning balance                                                          $      1,174,888    $       936,090
     Provision for loan losses                                                           105,000            255,000
     Loans charged off                                                                  (553,626)          (240,627)
     Recoveries of loans previously charged off                                          179,611            224,425
                                                                                ----------------    ---------------

         Ending balance                                                         $        905,873    $     1,174,888
                                                                                ================    ===============


Information regarding impaired loans is as follows for 1999 and 1998:


                                                                                      1999                1998
                                                                                      ----                ----

     Average investment in impaired loans                                       $    631,460       $   1,310,913
     Interest income recognized on impaired loans                                          0             134,491


Interest income recognized on a cash basis for impaired loans was not significant in 1999 or 1998.

                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 3 - ALLOWANCE FOR LOAN LOSSES (Continued)

Information regarding impaired loans at year-end is as follows:


                                                                                        1999              1998
                                                                                        ----              ----

     Total impaired loans                                                         $      208,966    $     1,175,748
     Less loans for which no allowance for loan losses is allocated                      208,966             39,658
                                                                                  --------------    ---------------
     Impaired loans for which an allowance
       for loan losses is allocated                                               $            0    $     1,136,090
                                                                                  ==============    ===============

     Portion of allowance allocated to these loans                                $            0    $       286,154

Nonperforming loans were as follows.

     Loans past due over 90 days still on accrual                                 $            0    $       158,000
     Nonaccrual loans                                                                    761,525            888,659


NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

                                                                                       1999               1998
                                                                                       ----               ----
     Land and land improvements                                                   $      482,565    $       482,565
     Buildings                                                                         2,207,305          2,171,748
     Furniture and fixtures                                                            3,804,252          2,808,631
     Leasehold improvements                                                              506,152            439,432
                                                                                  --------------    ---------------
         Total cost                                                                    7,000,274          5,902,376
     Less accumulated depreciation                                                    (3,221,798)        (2,609,341)
                                                                                  --------------    ---------------

                                                                                  $    3,778,476    $     3,293,035
                                                                                  ==============    ===============


                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 5 - DEPOSITS

Year-end deposits consisted of the following:


                                                                                         1999                1998
                                                                                         ----                ----

     Demand deposits                                                               $    53,071,541     $   41,048,374
     NOW accounts                                                                       25,217,321          6,377,232
     Savings deposits                                                                   14,249,081         15,332,315
     Time deposits                                                                      25,098,956         32,039,757
                                                                                   ---------------      -------------

                                                                                   $   117,636,899      $  94,797,678
                                                                                   ===============      =============


Frequently, at the end of the year, the Bank receives large deposits from large corporations or government agencies for very short terms. Subsequent to December 31, 1999, one customer withdrew approximately $20.0 million from their NOW account. This withdrawal was expected by management and did not adversely effect the Bank's liquidity.

Time deposit accounts individually exceeding $100,000 totaled $11,028,912 and $17,421,344 at year-end 1999 and 1998.

At year-end 1999, stated maturities of time deposits were:


                  2000                                                        $      23,121,566
                  2001                                                                1,471,453
                  2002                                                                  328,442
                  2003                                                                  173,227
                  2004                                                                    4,268
                                                                              -----------------

                                                                              $      25,098,956
                                                                              =================



                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 6 - BORROWINGS

As a source of short-term financing, the Corporation purchases Federal funds and sells securities under agreements to repurchase at a later date. Information concerning short-term borrowings is summarized below.


                                                                                     1999                    1998
                                                                                     ----                    ----
     Federal funds purchased
         Outstanding at year end                                                  $  5,000,000           $   5,000,000
         Average interest rate at year end                                                5.52%                   4.91%
         Average month-end balance during the year                                   5,000,000               5,000,000
         Average interest rate during the year                                            5.02%                   5.44%
         Maximum month-end balance during the year                                   5,000,000               5,000,000

     Securities sold under agreements to repurchase
         Outstanding at year end                                                  $ 28,754,604            $ 16,649,188
         Average interest rate at year end                                                4.66%                   4.38%
         Average month-end balance during the year                                  22,032,743               7,164,038
         Average interest rate during the year                                            4.22%                   4.69%
         Maximum month-end balance during the year                                  28,754,604              16,649,188


Long-term debt consists entirely of senior notes, with an interest rate of 6%, maturing in 2002. The notes require semi-annual interest payments and may be prepaid at any time without penalty provided the Corporation is not in default for the payment of dividends to preferred stockholders.


NOTE 7 - PREFERRED STOCK

Preferred stock at December 31, 1999 and 1998 is comprised of the following:



                                        ----------------1 9 9 9-------------    -------------1 9 9 8---------------
                                                           Issued and                           Issued and
                                        Authorized         Outstanding          Authorized      Outstanding
            Description                   Shares     Shares         Amount        Shares     Shares       Amount
            -----------                   ------     ------         ------        ------     ------       ------

   Preferred stock
     Class A, par value $100                 4,000      4,000   $    400,000        4,000     4,000    $    400,000
     Class B, par value $100                 3,200      3,200        320,000        3,200     3,200         320,000
     Class C, no par value (series
       1994-1)                             100,000        262        262,086      100,000       396         395,797
     Class C, no par value (series
       MI-1)                                            1,500      1,500,000                  1,500       1,500,000
                                                                ------------                           ------------

                                                                $  2,482,086                           $  2,615,797
                                                                ============                           ============


                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 7 - PREFERRED STOCK (Continued)

Class A and B preferred stockholders are entitled to 4.75% cumulative semiannual dividends payable March 1 and September 1. Dividends in the amount of $34,200 were paid to Class A and B preferred stockholders in 1999 and 1998. In the event the Corporation shall be in default of the payment of four consecutive semiannual preferred dividends, Class A preferred stockholders will be entitled to elect three additional members to the Corporation's Board of Directors until such time that the cumulative dividends are paid in full.

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

The Class C Preferred Stock, Series MI-1, was issued in 1994 to the Michigan State Housing Development Authority (MSHDA). The Series MI-1 stock is subject to certain restrictions on transfer, and may be redeemed at the face value at any time by the Corporation. The Series MI-1 stock is entitled to an annual, noncumulative dividend up to 6% of the preferred stock outstanding. Dividends are payable only from net income of the Corporation earned in the calendar year for which the dividend is paid. If earnings are not sufficient to pay the entire 6% dividend, then no dividend is required to be paid. Dividends are declared and paid on or before April 30 following the calendar year in which the Corporation has net income from which dividends can be paid. Dividends may be waived, partially or in their entirety, if the Bank achieves certain mutually agreed upon goals established by MSHDA. These goals relate primarily to the origination of MSHDA guaranteed loan products. As the Bank achieved such goals in 1997, the dividends payable in 1998 were waived. As the Bank achieved the majority of these goals in 1998, the dividends payable in 1999 were reduced to $37,290. The amount of dividends payable in 2000 related to the achievement of goals in 1999 have yet to be determined.

The Class C Preferred Stock, Series 1994-1, was issued in 1995 and 1996 to the Class A and B preferred stockholders and senior noteholders in lieu of cumulative dividends in arrears and unpaid accrued interest. It has no voting rights and is entitled to receive dividends only at the discretion of the Board of Directors. Its dividend rights are subordinate to those of the holders of the Series MI-1 Preferred Stock described above. However, a dividend equal to 4% of the $1,000 face value of the stock must be paid to the holders of the Series 1994-1 Preferred Stock before any dividends may be paid to the common stockholders in any calendar year. Dividends in the amount of $10,485 were paid to Class C, Series 1994-1 preferred stockholders during 1999. Pursuant to agreements with holders of Series 1994-1 preferred stock, shares are subject to redemption by the Corporation until December 31, 2001. There also are limitations on the transferability of this stock.

                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 8 - REGULATORY MATTERS AND RESTRICTIONS ON RETAINED EARNINGS

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

At year end, actual capital levels (in millions) and minimum required levels were:


                                                                                               Minimum Required
                                                                                               To Be Well
                                                                     Minimum Required          Capitalized Under
                                                                        For Capital            Prompt Corrective
                                                Actual               Adequacy Purposes         Action Regulations
                                                ------               -----------------         ------------------
                                          Amount      Ratio          Amount      Ratio         Amount     Ratio
                                          ------      -----          ------      -----         ------     -----
1999
----
   Total capital (to risk weighted assets)
     Consolidated                           $ 7.4    10.32%          $  5.7      8.00%         $  7.1     10.00%
     Bank                                     8.1    11.33              5.7      8.00             7.1     10.00
   Tier 1 capital (to risk weighted assets)
     Consolidated                             6.5     9.10              2.9      4.00             4.3      6.00
     Bank                                     7.2    10.08              2.9      4.00             4.3      6.00
   Tier 1 capital (to average assets)
     Consolidated                             6.5     4.81              5.4      4.00             6.8      5.00
     Bank                                     7.2     5.32              5.4      4.00             6.8      5.00



1998 (Bank only)
----
   Total capital (to risk weighted assets)  $ 7.3    13.32%          $  4.4      8.00%         $  5.5     10.00%
   Tier 1 capital (to risk weighted assets)   6.6    12.06              2.2      4.00             3.3      6.00
   Tier 1 capital (to average assets)         6.6     5.75              4.6      4.00             5.7      5.00

At December 31, 1999 and 1998, the Bank was considered well capitalized. At December 31, 1999, the Corporation was considered adequately capitalized.


                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 8 - REGULATORY MATTERS AND RESTRICTIONS ON RETAINED EARNINGS
  (Continued)

Regulatory authorities have imposed certain restrictions on the amounts of dividends a bank can pay. Under these restrictions, the Bank may not, without prior regulatory approval, declare dividends in excess of the sum of the current year's earnings plus the retained undivided profits (as defined) from the prior two years. Subsequent to year end 1999, the Bank could pay to the holding company aggregate dividends of approximately $1,356,000 plus the current year's retained undivided net profits (as defined) without prior regulatory approval.

Pursuant to a supervisory resolution with the Federal Reserve Bank of Chicago, the Corporation is required to obtain prior written approval of the Federal Reserve Bank to pay corporate dividends, to increase its borrowings or incur additional debt, or to add new members to the Board of Directors or Executive Management.


NOTE 9 - INCOME TAXES

Federal income taxes consist of the following:


                                                                                       1999               1998
                                                                                       ----               ----

     Current expense                                                              $          569    $             0
     Deferred expense                                                                     27,728             26,538
     Reduction in net operating loss carryforward                                        303,303            306,401
     Reduction in valuation allowance                                                   (259,690)          (332,939)
                                                                                  --------------    ---------------

                                                                                  $       71,910    $             0
                                                                                  ==============    ===============


Year-end deferred tax assets and liabilities consist of:
                                                                                       1999               1998
                                                                                       ----               ----
     Deferred tax assets
         Net operating loss carryforwards                                         $       69,685    $       372,988
         Net unrealized loss on securities available for sale                            598,902                  0
         Allowance for loan losses                                                        16,553                  0
         Other                                                                            34,067              9,101
                                                                                  --------------    ---------------
                                                                                         719,207            382,089
     Deferred tax liabilities
         Accumulated depreciation                                                        179,029             95,435
         Allowance for loan losses                                                             0             19,147
         Net unrealized gain on securities available for sale                                  0             36,163
         Other                                                                            12,617              7,817
                                                                                  --------------    ---------------
                                                                                         191,646            158,562

         Net deferred tax asset                                                          527,561            223,527

     Valuation allowance for deferred tax assets                                               0           (259,690)
                                                                                  --------------    ---------------

         Net deferred tax asset (liability) after valuation allowance             $      527,561    $       (36,163)
                                                                                  ==============    ===============


                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 9 - INCOME TAXES  (Continued)

At December 31, 1999 and 1998, the Corporation had net operating loss carryforwards for federal income tax purposes of approximately $200,000 and $1,100,000, respectively, which, if not used, will expire beginning in 2005.

The change in the valuation allowance from 1998 to 1999 is primarily due to generating taxable income and the resultant decrease in the net operating loss carryforward in 1999. Management believes, based on recent operating history and operating projections for the future, that no valuation allowance is needed.

The difference between the financial statement tax expense and amounts computed by applying the statutory federal tax rate of 34% to pretax income at December 31 is reconciled as follows:

                                                                                       1999               1998
                                                                                       ----               ----
     Statutory rate applied to income before taxes                                $      354,713    $       321,774
     Add (deduct)
         Nondeductible expenses                                                            5,186             11,165
         Other                                                                           (28,299)                 0
         Change in valuation allowance                                                  (259,690)          (332,939)
                                                                                  --------------    ---------------

              Income tax expense                                                  $       71,910    $             0
                                                                                  ==============    ===============

NOTE 10 - EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the years ended December 31 are as follows:

                                                                                       1999               1998
                                                                                       ----               ----
     Basic earnings per common share
         Income attributable to common shareholders                               $      889,389    $       912,193
                                                                                  --------------    ---------------
         Weighted average common shares outstanding                                      336,760            336,760
                                                                                  --------------    ---------------
         Basic earnings per common share                                          $         2.64    $          2.71
                                                                                  ==============    ===============

     Diluted earnings per common share
         Income attributable to common shareholders                               $      889,389    $       912,193
                                                                                  --------------    ---------------
         Weighted average common shares outstanding                                      336,760            336,760
         Add:  dilutive effects of assumed exercise of
           stock options                                                                   1,356                952
                                                                                  --------------    ---------------
         Weighted average common and dilutive
           potential common shares outstanding                                           338,116            337,712
                                                                                  --------------    ---------------
         Diluted earnings per common share                                        $         2.63    $          2.70
                                                                                  ==============    ===============


                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation maintains an Employee Stock Ownership Plan (ESOP) covering substantially all salaried employees of the Corporation with at least one year of service and at least age 21. The ESOP invests primarily in the stock of First Independence Corporation, and contributions to the plan are determined by the Board of Directors. The ESOP plan was frozen December 31, 1996, therefore no further contributions to the ESOP plan will be made. The ESOP held 34,800 shares of stock at December 31, 1999 and 1998, allocated to employees and voted by the trustee of the plan. Upon distribution of shares to a participant, the participant has the right to require the Corporation to purchase shares at their fair value in accordance with the terms and conditions of the plan. As such, these shares are not classified in shareholders' equity as permanent equity. The fair value of the shares allocated as of December 31, 1999 and 1998 was approximately $365,400 and $287,100.


NOTE 12 - STOCK OPTIONS

An Employee Stock Option Plan was adopted in 1995 for the issuance of up to 67,352 shares of common stock to key salaried employees and directors of the Corporation. Options are exercisable in whole or in part, but only with respect to whole shares of stock, beginning one year and expiring five years after the date of grant. The Plan is administered by a Stock Option Committee.

At December 31, 1999 and 1998, there were 64,352 options available for future grant under the Plan. No options were granted during 1999 and 1998. There were 3,000 options outstanding and exercisable at yearend 1999 and 1998 at an exercise price of $5 per share. 3,000 options were forfeited during 1998 and became available for future grant.


NOTE 13 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT

The Bank leases certain office and branch premises and equipment under operating lease agreements. Total rental expense for all operating leases aggregated $134,772 and $143,223 in 1999 and 1998. Future minimum rentals under noncancelable operating leases as of December 31, 1999 are as follows:


                  2000                                                               $    134,400
                  2001                                                                    134,400
                  2002                                                                    134,400
                  2003                                                                     93,700
                  2004                                                                     30,000
                                                                                     ------------

                                                                                     $    526,900
                                                                                     ============


                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 13 - COMMITMENTS, CONTINGENCIES AND CONCENTRATIONS OF CREDIT
  (Continued)

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

Financial instruments with off-balance-sheet risk at year-end are as follows:


                                                                                       1999               1998
                                                                                       ----               ----

     Commitments to extend credit                                                 $   18,412,000    $    18,325,000
     Letters of credit                                                                   678,000            868,000


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

The Bank's loan portfolio is concentrated primarily with residential and commercial customers in metropolitan Detroit, Michigan. Commercial real estate loans to religious organizations comprise 10.7% of the Bank's total loans at December 31, 1999.


NOTE 14 - RELATED PARTY TRANSACTIONS

Related parties include directors and executive officers of the Corporation and Bank (including their affiliated family members and companies). Loans to related parties amounted to $230,718 and $143,325 at December 31, 1999 and 1998. During 1999, the Corporation had new loans of $159,256 and repayments of $71,863.

Related party deposits totaled $601,291 and $346,105 at year-end 1999 and 1998.

                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate fair values for financial instruments. The carrying amount is considered to estimate fair value for cash and cash equivalents, demand deposits, securities sold under retail repurchase agreements, and variable rate loans or deposits that reprice frequently and fully. Fair values for securities are based on quoted market prices or from an independent third party broker. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, the fair value is estimated by discounted cash flow analyses using current market rates for the estimated life and credit risk. The fair value of secured borrowings under loan participation agreements and long-term debt is based on currently available rates for similar financing.



                                                  December 31, 1999                      December 31, 1998
                                                  -----------------                      -----------------
                                             Carrying              Fair              Carrying            Fair
                                              Amount               Value              Amount             Value
                                              ------               -----              ------             -----
     Financial Assets

     Cash and cash equivalents          $     57,747,521    $     57,747,521     $    27,970,361   $     27,970,361
     Securities                               49,107,630          49,105,610          52,588,799         52,650,433
     Federal Home Loan Bank and
       Federal Reserve Bank stock                465,300             465,300             167,100            167,100
     Loans, net                               47,569,211          46,941,378          38,382,362         39,102,943
     Accrued interest receivable                 875,333             875,333             929,153            929,153

     Financial Liabilities

     Deposits:
         Demand                               53,071,541          53,071,541          41,048,374         41,048,374
         NOW                                  25,217,321          25,217,321           6,377,232          6,377,232
         Saving                               14,249,081          14,249,081          15,332,315         15,332,315
         Certificates of deposit              25,098,956          25,071,854          32,039,757         32,085,071

     Securities sold under
       agreements to repurchase               28,754,604          28,754,604          16,649,188         16,649,188
     Short-term borrowings                     5,000,000           5,000,000           5,000,000          5,000,000
     Secured borrowings under
       loan participation agreements           3,879,882           3,879,882                   0                  0
     Long-term debt                              900,000             816,917             900,000            798,057
     Accrued interest payable                    421,107             421,107             307,047            307,047



                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 16 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related taxes were as follows.



                                                                                       1999               1998
                                                                                       ----               ----

         Unrealized gain on transfer of securities held to
           maturity to securities available for sale                              $            0    $        57,341
         Unrealized loss on available for sale securities                             (1,867,835)           (10,926)
         Amortization of unrealized loss on securities transferred                             0              7,670
                                                                                  --------------    ---------------
         Net unrealized gains and losses                                              (1,867,835)            54,085
         Tax effect                                                                      635,064            (18,389)
                                                                                  --------------    ---------------

     Other comprehensive income (loss)                                            $   (1,232,771)   $        35,696
                                                                                  ==============    ===============



NOTE 17 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

The Corporation's condensed balance sheets, statements of income and statements of cash flows are as follows:




                            CONDENSED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                                       1999               1998
                                                                                       ----               ----
     ASSETS
     Cash$                                                                                 1,666        $     1,666
     Investment in subsidiary                                                          6,019,500          6,674,938
     Other assets                                                                        178,345                  0
                                                                                  --------------    ---------------

                                                                                  $    6,199,511    $     6,676,604
                                                                                  ==============    ===============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities
         Long-term debt                                                           $      900,000    $       900,000
     Fair value of ESOP shares                                                           365,400            287,100
     Total shareholders' equity                                                        4,934,111          5,489,504
                                                                                  --------------    ---------------

                                                                                  $    6,199,511    $     6,676,604
                                                                                  ==============    ===============


                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


NOTE 17 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                                        1999               1998
                                                                                        ----               ----

     Income
         Dividend income from subsidiary                                          $      308,686    $       221,911

     Expense
         Interest on borrowings                                                           54,000             54,000
         Other                                                                            39,000                  0
                                                                                  --------------    ---------------

     INCOME BEFORE FEDERAL INCOME TAX (BENEFIT) AND
       EQUITY IN UNDISTRIBUTED EARNINGS OF BANK SUBSIDIARY                               215,686            167,911

     Federal income tax (benefit)                                                       (178,345)                 0
                                                                                  --------------    ---------------

     INCOME BEFORE EQUITY IN UNDISTRIBUTED
       EARNINGS OF BANK SUBSIDIARY                                                       394,031            167,911

     Equity in undistributed earnings of bank subsidiary                                 577,333            778,482
                                                                                  --------------    ---------------

     NET INCOME                                                                   $      971,364    $       946,393
                                                                                  ==============    ===============


                       CONDENSED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998



                                                                                        1999               1998
                                                                                        ----               ----
     CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                               $      971,364    $       946,393
         Adjustments to reconcile net income to
           net cash from operating activities
              Increase in other assets                                                  (178,345)                 0
              Equity in net income of subsidiary                                        (577,333)          (778,482)
                                                                                  --------------    ---------------
                  Net cash from operating activities                                     215,686            167,911

     CASH FLOWS FROM FINANCING ACTIVITIES
         Buyback of Class C preferred stock                                             (133,711)          (133,711)
         Dividends                                                                       (81,975)           (34,200)
                                                                                  --------------    ---------------
              Net cash from financing activities                                        (215,686)          (167,911)
                                                                                  --------------    ---------------

     Net change in cash and cash equivalents                                                   0                  0

     Cash and cash equivalents at beginning of year                                        1,666              1,666
                                                                                  --------------    ---------------

     CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $        1,666    $         1,666
                                                                                  ==============    ===============


                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998



NOTE 18 - SUBSEQUENT EVENT

The Board of Directors of the Corporation has approved a Reverse Stock Split whereby one common share will be issued for 60 shares, with resulting fractional shares paid in cash. The effect of the transaction will reduce the number of shareholders below 300 and allow the Company to de-register as a public registrant. Shareholders' equity is expected to be reduced by approximately $300,000 as a result of the payment of fractional shares. Administrative expenses associated with the transaction are estimated at approximately $60,000. Consummation of the transaction is expected in the second quarter of 2000 and is subject to shareholder approval.

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
   27                         Financial Data Schedule