Form 10QSB
period 2000-03-31
FIRST INDEPENDENCE CORP
filed 2000-05-15
CIK 745140

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 -----    -----

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

       336,760 shares of Common Stock ($1 par value) as of April 30, 2000.

Transitional Small Business Disclosure Format (check one):  Yes     ; No   X .
                                                                ----     ----

                         FIRST INDEPENDENCE CORPORATION
                                      INDEX



PART 1.       FINANCIAL INFORMATION                                                                     Page No.
                                                                                                        --------
     Item 1.      Financial Statements

                  Independent Accountant's Report....................................................        1

                  Condensed Consolidated Balance Sheet -
                    March 31, 2000 (Unaudited).......................................................        2

                  Condensed Consolidated Statements of Income - Three
                    Months Ended March 31, 2000 (Unaudited) and
                    March 31, 1999 (Unaudited).......................................................        3

                  Consolidated Statements of Comprehensive Income - Three
                    Months Ended March 31, 2000 (Unaudited) and
                    March 31, 1999 (Unaudited).......................................................        4

                  Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 2000 (Unaudited) and
                    March 31, 1999 (Unaudited).......................................................        5

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................      6-7


     Item 2.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations............................................................     8-12


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings..................................................................       13

     Item 2.      Changes in Securities and Use of Proceeds..........................................       13

     Item 3.      Defaults upon Senior Securities....................................................       13

     Item 4.      Submission of Matters to a Vote of Security Holders................................       13

     Item 5.      Other Information..................................................................       13

     Item 6.      Exhibits and Reports on Form 8-K...................................................       13

     SIGNATURES   ...................................................................................       13

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements






                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors and Shareholders
First Independence Corporation
Detroit, Michigan


We have reviewed the condensed consolidated balance sheet of First Independence Corporation as of March 31, 2000, and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended March 31, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the AICPA. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.





                                                   Crowe, Chizek and Company LLP

Grand Rapids, Michigan
May 9, 2000


--------------------------------------------------------------------------------

                         FIRST INDEPENDENCE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                              March 31,
                                                                                                2000
                                                                                          ----------------
                                                                                             (Unaudited)
ASSETS
     Cash and due from banks                                                              $      7,646,028
     Federal funds sold                                                                         17,770,000
                                                                                          ----------------
         Total cash and cash equivalents                                                        25,416,028

     Securities available for sale                                                              56,925,618
     Securities held to maturity (fair value of $1,002,500)                                      1,006,341
     Federal Home Loan Bank and Federal Reserve Bank stock                                         465,300

     Total loans                                                                                45,695,727
     Allowance for loan losses                                                                    (957,609)
                                                                                          ----------------
                                                                                                44,738,118
     Premises and equipment - net                                                                4,120,207
     Accrued interest receivable and other assets                                                3,488,096
                                                                                          ----------------

         Total assets                                                                     $    136,159,708
                                                                                          ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                              $     50,890,116
         Interest-bearing                                                                       50,273,033
                                                                                          ----------------
                                                                                               101,163,149
     Short-term borrowings                                                                      27,860,874
     Accrued expenses and other liabilities                                                        789,072
     Long-term debt                                                                                900,000
                                                                                          ----------------
         Total liabilities                                                                     130,713,095

Mandatorily redeemable shares under ESOP, at fair value                                            365,400

Shareholders' equity
     Preferred stock                                                                             2,482,086
     Common stock, $1 par value:  1,000,000 shares authorized;
       336,760 shares issued and outstanding; 301,960 shares outstanding after reduction for 34,800 mandatorily
       redeemable shares under ESOP                                                                301,960
     Capital surplus                                                                             2,039,182
     Retained earnings                                                                           1,507,267
     Accumulated other comprehensive loss                                                       (1,249,282)
                                                                                          ----------------
         Total shareholders' equity                                                              5,081,213
                                                                                          ----------------
              Total liabilities and shareholders' equity                                  $    136,159,708
                                                                                          ================


--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                     March 31,          March 31,
                                                                                       2000               1999
                                                                                       ----               ----
Interest income
     Loans, including fees                                                        $      989,242    $       968,418
     Taxable securities                                                                  870,012            799,294
     Federal funds sold and other                                                        340,118            232,188
                                                                                  --------------    ---------------
                                                                                       2,199,372          1,999,900
Interest expense
     Deposits                                                                            447,832            436,443
     Other borrowed funds                                                                391,132            260,094
                                                                                  --------------    ---------------
                                                                                         838,964            696,537
                                                                                  --------------    ---------------


NET INTEREST INCOME                                                                    1,360,408          1,303,363

Provision for loan losses                                                                 30,000             45,000
                                                                                  --------------    ---------------


NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                    1,330,408          1,258,363

Noninterest income
     Service charges on deposit accounts                                                 186,552            177,430
     ATM income                                                                          321,483             51,636
     Other noninterest income                                                             17,997             21,679
                                                                                  --------------    ---------------
                                                                                         526,032            250,745
Noninterest expense
     Salaries and employee benefits                                                      665,279            660,574
     Occupancy                                                                           366,152            303,118
     Professional services                                                                37,500             59,000
     Other noninterest expense                                                           401,238            252,572
                                                                                  --------------    ---------------
                                                                                       1,470,169          1,275,264
                                                                                  --------------    ---------------


INCOME BEFORE INCOME TAX EXPENSE                                                         386,271            233,844

Federal income tax expense                                                               135,360                  0
                                                                                  --------------    ---------------


NET INCOME                                                                               250,911            233,844

Preferred stock dividends                                                                 17,100             17,100
                                                                                  --------------    ---------------


INCOME ATTRIBUTABLE TO COMMON STOCK                                               $      233,811    $       216,744
                                                                                  ==============    ===============

Basic and diluted earnings per common share                                            $   0.69          $  0.64
                                                                                       ========          =======

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                            Three Months Ended
                                                                                         March 31,       March 31,
                                                                                           2000            1999
                                                                                           ----            ----
Net income                                                                            $    250,911     $    233,844

Other comprehensive income, net of tax:
     Change in unrealized gains (losses) on securities                                     (86,709)        (399,455)
                                                                                      ------------     ------------


Comprehensive income (loss)                                                           $    164,202     $   (165,611)
                                                                                      ============     ============




--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------


                                                                                       Three Months Ended
                                                                                   March 31,           March 31,
                                                                                     2000                1999
                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                 $       250,911    $        233,844
     Adjustments to reconcile net income
       to net cash from operating activities:
         Depreciation                                                                   198,921             139,859
         Amortization of premiums and discounts on
           securities, net                                                                1,265              24,404
         Provision for loan losses                                                       30,000              45,000
         Net change in:
              Accrued interest receivable and other assets                               62,911            (318,832)
              Accrued interest payable and other liabilities                             85,491             121,111
                                                                                ---------------    ----------------
                  Net cash from operating activities                                    629,499             245,386

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                                             (1,078,789)           (732,983)
     Securities available for sale:
         Proceeds from maturities and principal paydowns                                  1,779           4,023,577
         Purchases                                                                   (9,958,750)         (5,298,200)
     Securities held to maturity:
         Proceeds from maturities                                                     1,000,000
     Premises and equipment expenditures, net                                          (540,652)           (124,300)
                                                                                ---------------    ----------------
         Net cash from investing activities                                         (10,576,412)         (2,131,906)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                         (16,473,750)        (10,408,852)
     Net change in short-term borrowings                                             (5,893,730)          3,059,886
     Dividends paid on preferred stock                                                  (17,100)
                                                                                ---------------    ----------------
         Net cash from financing activities                                         (22,384,580)         (7,348,966)
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                             (32,331,493)         (9,235,486)

Cash and cash equivalents at beginning of period                                     57,747,521          27,970,361
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    25,416,028    $     18,734,875
                                                                                ===============    ================

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                               $       984,914    $        709,899


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

                         FIRST INDEPENDENCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements include the consolidated results of operations of First Independence Corporation ("the Corporation") and its wholly-owned subsidiary, First Independence National Bank of Detroit ("the Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results that may be achieved of operations for such periods. The results for the period ended March 31, 2000 should not be considered as indicative of results that may be achieved for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999.


2.   EARNINGS PER COMMON SHARE:

     A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the years ended December 31 are as follows:

                                                                                       1999               1998
                                                                                       ----               ----
         Basic earnings per common share
              Income attributable to common shareholders                          $      233,811    $       216,744
                                                                                  --------------    ---------------
              Weighted average common shares outstanding                                 336,760            336,760
                                                                                  --------------    ---------------
              Basic earnings per common share                                     $         0.69    $          0.64
                                                                                  ==============    ===============

         Diluted earnings per common share
              Income attributable to common shareholders                          $      233,811    $       216,744
                                                                                  --------------    ---------------
              Weighted average common shares outstanding                                 336,760            336,760
              Add:  dilutive effects of assumed exercise of
                stock options                                                              1,571              1,182
                                                                                  --------------    ---------------
              Weighted average common and dilutive
                potential common shares outstanding                                      338,331            337,942
                                                                                  --------------    ---------------
              Diluted earnings per common share                                   $         0.69    $          0.64
                                                                                  ==============    ===============



--------------------------------------------------------------------------------
                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

3.   INCOME TAXES

     Prior to the fourth quarter of 1999, a valuation allowance was considered necessary to eliminate the Corporation's deferred tax asset as a result of historical net operating losses. As a result, no income tax expense was considered necessary for the first quarter of 1999. During the fourth quarter of 1999, due to a trend of positive net income and management's belief that such trend will continue, management determined that the valuation allowance for deferred tax assets was no longer necessary, resulting in taxable income during the fourth quarter of 1999. As a result, the first quarter of 2000 includes federal income tax expense of $135,360 based upon the Corporation's effective tax rate expected to be applicable for the entire year.





--------------------------------------------------------------------------------
                                                                              7.

                         FIRST INDEPENDENCE CORPORATION

Item 2.       Management's Discussion and Analysis,
                and Results of Operations

--------------------------------------------------------------------------------

This Management's Discussion and Analysis should be read in conjunction with the condensed consolidated financial statements contained herein. This discussion provides information about the consolidated financial condition and results of operations of First Independence Corporation ("Corporation") and its wholly-owned subsidiary, First Independence National Bank of Detroit ("Bank").


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


FINANCIAL CONDITION

Federal Funds Sold: Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Federal funds sold decreased $31,030,000 from December 31, 1999 to $17,770,000 at March 31, 2000.

The primary decrease relates to the withdrawal of large year-end deposits received from large corporations or government agencies. At December 31, 1999, one customer had approximately $20.0 million in excess funds deposited with the Bank which were subsequently withdrawn. In addition, additional funds previously held have been reinvested into higher earning securities.

--------------------------------------------------------------------------------
                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION

Item 2.       Management's Discussion and Analysis,
                and Results of Operations

--------------------------------------------------------------------------------


Securities: The Bank had $58,397,259 of securities at March 31, 2000, compared to $49,572,930 at December 31, 1999. The increase in securities is the result of management's strategy to invest excess funds into higher earning assets. Management continues to hold primarily U.S. Treasury and U.S. Government and federal agency securities to ensure credit risk is minimized.

Loans: The following table sets forth the composition of the Bank's loan portfolio (in thousands) at March 31, 2000:

         Commercial                              $     13,190        29%
         Commercial real estate                        11,025        24
         Residential real estate                       16,513        36
         Consumer                                       4,968        11
                                                 ------------    ------

                                                 $     45,696       100%
                                                 ============    ======

Total loans decreased by approximately $2.8 million from December 31, 1999. The majority of the decrease relates to approximately $3.9 million of loans originated in 1999 by the Bank and participated with other financial institutions. Due to control provisions included in the loan participation agreements with such institutions, these loans were treated as a financing arrangement and reported as loans, with a corresponding secured borrowing due to the participating financial institutions, as of December 31, 1999. These agreements were amended subsequent to December 31, 1999 and are currently reported as net loan sales at March 31, 2000. Not considering these loans, the loan portfolio increased approximately $1.1 million from December 31, 1999 to March 31, 2000.

At March 31, 2000, the Bank had $778,000 of loans that were considered nonperforming. Nonperforming loans include non-accrual loans, loans with principal or interest past due 90 days or more, and other impaired loans. Non-accrual loans are those loans on which the Bank does not accrue interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. At March 31, 2000, total nonperforming loans amounted to 1.70% of aggregate loans at March 31, 2000, compared to 1.57% at December 31, 1999.

At March 31, 2000, there were no significant loans other than those identified above, for which information was known that would cause management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

--------------------------------------------------------------------------------
                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION

Item 2.       Management's Discussion and Analysis,
                and Results of Operations

--------------------------------------------------------------------------------


The allowance for loan losses totaled $957,609 at March 31, 2000, compared to December 31, 1999 of $905,873. The allowance for loan losses represented 2.10% of total loans at March 31, 2000 compared with 1.87% at December 31, 1999. The allowance for loan losses was 123% of nonperforming loans at March 31, 2000 as compared to 119% of nonperforming loans at December 31, 1999. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of the borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.

Loans charged off in the first quarter of 2000 aggregated $57,307, down from $187,678 for the same period in the prior year. The decrease in charge-offs are part of the Bank's continuing effort to address problem loans in the loan portfolio and improve the quality of the loan assets. The Bank's collection efforts in the first quarter of 2000 resulted in recoveries of $79,043 on loans previously charged off.

The following table summarizes activity in the allowance for loan losses during the three months ended March 31, 2000 and 1999.

                                                                                       2000               1999
                                                                                       ----               ----

         Average loans outstanding during the period                              $   43,878,611    $    39,906,206
                                                                                  ==============    ===============

         Allowance for loan losses
              Beginning balance                                                   $      905,873    $     1,174,888
              Provision for loan losses                                                   30,000             45,000
              Charge-offs                                                                (57,307)          (187,678)
              Recoveries                                                                  79,043             27,999
                                                                                  --------------    ---------------
                  Balance at end of period                                        $      957,609    $     1,060,209
                                                                                  ==============    ===============

         Charge-offs by category
              Commercial                                                          $            0    $       134,586
              Consumer                                                                    57,307             50,180
              Real estate mortgages                                                            0                912
                                                                                  --------------    ---------------
                  Total charge-offs                                               $       57,307    $       185,678
                                                                                  ==============    ===============

         Recoveries by category
              Commercial                                                          $        5,956    $         4,708
              Consumer                                                                    71,775             23,144
              Real estate mortgages                                                        1,312                147
                                                                                  --------------    ---------------
                  Total recoveries                                                $       79,043    $        27,999
                                                                                  ==============    ===============

         Net loans charged off                                                    $      (21,736)   $       157,679

         Net loans charged off as a percent of average loans                             (.05)%            .40%
         Total loans charged off as a percent of average loans                            .13%             .47%

--------------------------------------------------------------------------------
                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION

Item 2.       Management's Discussion and Analysis,
                and Results of Operations

--------------------------------------------------------------------------------

The table below presents management's allocation of the allowance for loan losses by loan portfolio at March 31, 2000 (in thousands).

                                                              Allowance      Percent
                                                              ---------      -------
         Commercial/commercial real estate                   $      439           46%
         Real estate mortgage                                        98           10
         Consumer                                                   157           16
         Unallocated                                                264           28
                                                             ----------       ------

                                                             $      958          100%
                                                             ==========       ======

Deposits: The Corporation's major source of funds is from deposits. Total deposits decreased from $117.6 million at December 31, 1999 to $101.2 million at March 31, 2000, primarily in the interest-earning deposit category. The decrease was largely the result of withdrawals of large deposits made by large corporations or local government municipalities at the end of the year. Generally such year end deposits relate to the collection of tax revenues collected and not ready to be used at year end.

Shareholders' Equity and Capital Resources: The following table presents the components of Tier 1 Capital and Total Capital for the Bank as of March 31, 2000 and December 31, 1999. Both Tier 1 and Total Capital exceed regulatory minimum requirements of 4% and 8%, respectively. The Tier 1 Leverage Ratio, also presented below, exceeds the regulatory minimum of 3%.

                                                           March 31,       December 31,
                                                             2000              1999
                                                             ----              ----
     Risk-Based Capital Ratios:
         Tier 1 Capital Ratio                                11.54%            10.08%
         Total Capital Ratio                                 12.79%            11.33%
         Tier 1 Leverage Ratio                                7.09%             5.32%

LIQUIDITY: The Corporation's liquidity strategy is to fund loan and security growth with deposits and repurchase agreements and to maintain an adequate level of short- and medium-term investments to meet typical daily loan and deposit activity. The Corporation also has the ability to borrow money on a daily basis through correspondent banks (Federal funds purchased). In addition, securities are primarily maintained in the available for sale category and provide a secondary source of liquidity.

At March 31, 2000, Federal funds sold were $17.8 million, or 18% of total deposits. Management believes the Corporation has adequate liquidity.

--------------------------------------------------------------------------------
                                   (Continued)

                         FIRST INDEPENDENCE CORPORATION

Item 2.       Management's Discussion and Analysis,
                and Results of Operations

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net income attributable to common stock for the first quarter of 1999 was $233,811, or $.69 per common share, compared to $216,744 or $.64 per common share for the first quarter of 1999. The increase in net income for the first quarter 2000, as compared to 1999, was the result of a combination of increases in net interest income and noninterest income offset by an increase in noninterest expense.

Net Interest Income: Net interest income for the first quarter of 2000 was $1,360,408, an increase of $57,045 from the first quarter of 1999 of $1,303,363. The increase was attributable to a larger increase of average earning assets in comparison to average earning liabilities. This increase was offset by a reduction in net interest margin due to the yields on interest-earning liabilities increasing by more than the increase on interest-earning assets.

Provision for Loan Losses: The provision for loan losses in the first quarter of 2000 was $30,000, a decrease of $15,000 from the first quarter of 1999. The allowance for loan losses as a percentage of total loans outstanding as of March 31, 2000 was 2.10%. The Bank maintains the allowance for loan losses at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of the Bank's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors.

Noninterest Income: Noninterest income for the first quarter of 2000 amounted to $526,032, an increase of $275,287, or 110%, from the first quarter of 1999. The increase was primarily the result of an increase in ATM surcharge income, increasing $269,847 from the first quarter of 1999 to the first quarter of 2000. The Bank continues to add additional ATMs, primarily within the casinos in Detroit, and anticipates that such income will continue to be a large component of noninterest income in the future. In addition to the increase in ATM income, service charges on deposit accounts increased $9,122, or 5%.

Noninterest Expense: Noninterest expense for the first quarter of 2000 amounted to $1,470,169, an increase of $194,905, or 15%, from the first quarter of 1999. Occupancy expense increased $63,034 and noninterest expense, primarily related to expenses for the maintenance of ATMs, increased $148,666. Such increases are the result of the maintenance and depreciation of the additional ATMs purchased primarily to service the casinos in Detroit.

INCOME TAX EXPENSE: During the fourth quarter of 1999 the Corporation became taxable, primarily due to a reduction in a previously established valuation allowance and the recording of a net deferred tax asset as a result of a trend of positive net income and management's belief that such trend will continue. As a result, no income taxes were necessary for the first quarter of 1999. Income tax expense for the first quarter of 2000 amounted to $135,360.


--------------------------------------------------------------------------------