Form 10QSB
period 2000-06-30
FIRST INDEPENDENCE CORP
filed 2000-08-15
CIK 745140

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                                                 -------------

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

 5,613 shares of Common Stock ($60 par value) as of July 31, 2000 (as adjusted for the 1 for 60 Reverse Stock Split approved subsequent to June 30, 2000 to be executed subsequent to this filing).

Transitional Small Business Disclosure Format (check one):  Yes     ; No X   .
                                                               -----    -----

                         FIRST INDEPENDENCE CORPORATION
                                      INDEX



PART 1.       FINANCIAL INFORMATION                                                                    Page No.
              ---------------------                                                                    --------

     Item 1.      Financial Statements

                  Report of Independent Accountants..................................................        1

                  Condensed Consolidated Balance Sheet -
                    June 30, 2000 (Unaudited)........................................................        2

                  Condensed Consolidated Statements of Income - Three
                    And Six Months Ended June 30, 2000 (Unaudited) and
                    June 30, 1999 (Unaudited)........................................................        3

                  Consolidated Statements of Comprehensive Income - Three
                    And Six Months Ended June 30, 2000 (Unaudited) and
                    June 30, 1999 (Unaudited)........................................................        4

                  Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 2000 (Unaudited) and
                    June 30, 1999 (Unaudited)........................................................        5

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................      6-7


     Item 2.      Management's Discussion and Analysis of Financial Condition and
                    Results of Operations............................................................     8-12


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings..................................................................       13

     Item 2.      Changes in Securities and Use of Proceeds..........................................       13

     Item 3.      Defaults upon Senior Securities....................................................       13

     Item 4.      Submission of Matters to a Vote of Security Holders................................       13

     Item 5.      Other Information..................................................................       13

     Item 6.      Exhibits and Reports on Form 8-K...................................................       13

     SIGNATURES   ...................................................................................       14

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
First Independence Corporation
Detroit, Michigan


We have reviewed the condensed consolidated balance sheet of First Independence Corporation as of June 30, 2000, the related condensed consolidated statements of income and comprehensive income for the three and six months ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.





                                                   Crowe, Chizek and Company LLP

Grand Rapids, Michigan
August 4, 2000

PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                              June 30,
                                                                                                2000
                                                                                                ----
                                                                                             (Unaudited)
ASSETS
     Cash and due from banks                                                              $     10,962,331
     Federal funds sold                                                                         24,700,000
                                                                                          ----------------
         Total cash and cash equivalents                                                        35,662,331

     Securities available for sale                                                              51,823,734
     Securities held to maturity (fair value of $1,000,630)                                      1,005,152
     Federal Home Loan Bank and Federal Reserve Bank stock                                         465,300

     Total loans                                                                                45,677,888
     Allowance for loan losses                                                                  (1,073,739)
                                                                                          ----------------
                                                                                                44,604,149
     Premises and equipment - net                                                                4,043,292
     Accrued interest receivable and other assets                                                2,734,416
                                                                                          ----------------

         Total assets                                                                     $    140,338,374
                                                                                          ================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Noninterest-bearing                                                              $     49,964,488
         Interest-bearing                                                                       49,297,865
                                                                                          ----------------
                                                                                                99,262,353
     Short-term borrowings                                                                      33,844,494
     Accrued expenses and other liabilities                                                        665,531
     Long-term debt                                                                                900,000
                                                                                          ----------------
         Total liabilities                                                                     134,672,378

Mandatorily redeemable shares under ESOP, at fair value                                           365,400

Shareholders' equity
     Preferred stock                                                                             2,482,086
     Common stock, $60 par value:  1,000,000 shares authorized;
       5,613 shares issued and outstanding; 5,033 shares
       outstanding after reduction for 580 mandatorily
       redeemable shares under ESOP                                                                301,960
     Capital surplus                                                                             2,039,182
     Retained earnings                                                                           1,818,466
     Accumulated other comprehensive income (loss)                                              (1,341,098)
                                                                                          ----------------
         Total shareholders' equity                                                              5,300,596
                                                                                          ----------------

              Total liabilities and shareholders' equity                                  $    140,338,374
                                                                                          ================


     See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                    ---------Three Months Ended----------      --------Six Months Ended------------

                                                       June 30, 2000        June 30, 1999        June 30, 2000        June 30, 1999
                                                       -------------        -------------        -------------        -------------
Interest income
     Loans, including fees                           $     1,076,158      $      950,709       $    2,065,400       $    1,919,127
     Federal funds sold                                      354,603             230,803              694,721              462,991
     Securities                                              834,230             840,791            1,704,242            1,640,092
                                                     ---------------      --------------       --------------       --------------
                                                           2,264,991           2,022,303            4,464,363            4,022,210
Interest expense
     Deposits                                                462,228             404,084              910,060              840,527
     Other borrowed funds                                    386,890             258,959              778,022              519,053
                                                     ---------------      --------------       --------------       --------------
                                                             849,118             663,043            1,688,082            1,359,580
                                                     ---------------      --------------       --------------       --------------

NET INTEREST INCOME                                        1,415,873           1,359,260            2,776,281            2,662,630

Provision for loan losses                                     30,000              45,000               60,000               90,000
                                                     ---------------      --------------       --------------       --------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,385,873           1,314,260            2,716,281            2,572,630

Noninterest income
     Service charges on deposit accounts                     181,030             175,731              367,582              353,161
     ATM Income                                              423,660              76,420              745,143              128,056
     Other noninterest income                                 22,263              15,649               40,260               37,328
                                                     ---------------      --------------       --------------       --------------
                                                             626,953             267,800            1,152,985              518,545
Noninterest expense
     Salaries and employee benefits                          631,706             676,721            1,296,985            1,337,295
     Occupancy                                               335,653             319,377              701,805              622,495
     Professional services                                    75,000              71,000              150,000              130,000
     Other noninterest expense                               479,348             280,309              843,086              532,882
                                                     ---------------      --------------       --------------       --------------
                                                           1,521,707           1,347,407            2,991,876            2,622,672
                                                     ---------------      --------------       --------------       --------------

INCOME BEFORE FEDERAL INCOME TAX                             491,119             234,653              877,390              468,503

Federal income tax expense                                   179,920                   0              315,280                    0
                                                     ---------------      --------------       --------------       --------------

NET INCOME                                                   311,199             234,653              562,110              468,503

Preferred stock dividend requirement                               0                   0               17,100               17,100
                                                     ---------------      --------------       --------------       --------------

INCOME ATTRIBUTABLE TO COMMON STOCK                  $       311,199      $      234,653       $      545,010       $      451,403
                                                     ===============      ==============       ==============       ==============

Basic earnings per common share                         $   55.44            $  41.81             $   97.10           $    80.42
                                                        =========            ========             =========           ==========

Diluted earnings per common share                       $   55.31            $  41.66             $   96.75           $    80.14
                                                        =========            ========             =========           ==========




    See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                    ------Three months ended--------    ----Six months ended-------

                                                        June 30,        June 30,         June 30,        June 30,
                                                          2000            1999             2000            1999
                                                          ----            ----             ----            ----

Net income                                           $    311,199     $    234,653    $    562,110     $    468,503


Other comprehensive income, net of tax:
     Change in unrealized gains (losses)
       on securities                                      (91,816)        (411,599)       (178,525)        (811,054)
                                                     ------------     ------------    ------------     ------------


Comprehensive income                                 $    219,383     $   (176,946)   $    383,585     $   (342,551)
                                                     ============     ============    ============     ============


     See accompanying notes to condensed consolidated financial statements.

                  FIRST INDEPENDENCE CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                 June 30, 2000       June 30, 1999
                                                                                 -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                $        562,110    $        468,503
     Adjustments to reconcile net income
       to net cash from operating activities:
         Depreciation                                                                   405,770             289,657
         Amortization of premiums and discounts on
           securities, net                                                                2,159              48,476
         Provision for loan losses                                                       60,000              90,000
         Gain on sale of securities                                                      (9,079)
         Net change in:
              Accrued interest receivable and other assets                              863,890            (436,506)
              Accrued interest payable and other liabilities                            (38,050)             63,428
                                                                                ---------------    ----------------
                  Net cash from operating activities                                  1,846,800             523,558

CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in loans                                                               (974,820)         (2,111,666)
     Securities available for sale:
         Proceeds from maturities and principal paydowns                              6,973,922           6,017,706
         Purchases                                                                  (11,958,750)         (9,288,575)
     Securities held to maturity:
         Proceeds from maturities                                                     1,000,000                   0
     Premises and equipment expenditures, net                                          (670,586)           (609,649)
                                                                                ---------------    ----------------
              Net cash from investing activities                                     (5,630,234)         (5,992,184)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                         (18,374,546)         (7,028,770)
     Net change in short-term borrowings                                                 89,890           2,452,492
     Interest paid on senior notes                                                                          (13,500)
     Dividends paid on preferred stock                                                  (17,100)            (17,100)
                                                                                ---------------    ----------------
         Net cash from financing activities                                         (18,301,756)         (4,606,878)
                                                                                ---------------    ----------------

Net change in cash and cash equivalents                                             (22,085,190)        (10,075,504)

Cash and cash equivalents at beginning of period                                     57,747,521          27,970,361
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $    35,662,331    $     17,894,857
                                                                                ===============    ================

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                                    1,828,529            1,447,386
         Income Taxes                                                                  316,000                    0


     See accompanying notes to condensed consolidated financial statements.

                         FIRST INDEPENDENCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements include the consolidated results of operations of First Independence Corporation ("the Corporation") and its wholly-owned subsidiary, First Independence National Bank of Detroit ("the Bank"). These consolidated financial statements have been prepared in accordance with the Instructions for Form 10-QSB and Item 310(b) of Regulation S-B and do not include all disclosures required by generally accepted accounting principles for a complete presentation of the Corporation's financial condition and results of operations. In the opinion of management, the information reflects all adjustments (consisting only of normal recurring accruals) which are necessary in order to make the financial statements not misleading and for a fair presentation of the results that may be achieved of operations for such periods. The results for the period ended June 30, 2000 should not be considered as indicative of results that may be achieved for a full year. For further information, refer to the consolidated financial statements and footnotes included in the Corporation's Annual Report on Form 10-KSB for the year ended December 31, 1999.

2.   EARNINGS PER COMMON SHARE

     A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the quarters ended June 30 are as follows:

                                                    ---Three months ended--------     ------Six months ended-------
                                                        June 30,        June 30,         June 30,        June 30,
                                                          2000            1999             2000            1999
                                                          ----            ----             ----            ----
     Basic earnings per common share
         Income attributable to common
           shareholders                              $    311,199     $    234,653    $    545,010     $    451,403
                                                     ------------     ------------    ------------     ------------
         Weighted average common shares
           outstanding                                      5,613            5,613           5,613            5,613
                                                     ------------     ------------    ------------     ------------
         Basic earnings per common share             $      55.44     $      41.81     $     97.10     $      80.42
                                                     ============     ============    ============     ============

     Diluted earnings per common share
         Income attributable to common
           shareholders                              $    311,199     $    234,653    $    545,010     $    451,403
                                                     ------------     ------------    ------------     ------------
         Weighted average common shares
           outstanding                                      5,613            5,613           5,613            5,613
         Add:  dilutive effects of assumed
           exercise of stock options                           13               20              20               20
                                                     ------------     ------------    ------------     ------------
         Weighted average common and
           dilutive potential common shares
           outstanding                                      5,626            5,633           5,633            5,633
                                                     ------------     ------------    ------------     ------------
         Diluted earnings per common share           $      55.31     $      41.66     $     96.75      $     80.14
                                                     ============     ============    ============     ============


                                  (Continued)
                                                                              6.

                         FIRST INDEPENDENCE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



2.   EARNINGS PER COMMON SHARE (Continued)


     All share and per share information have been adjusted for the 1 for 60 Reverse Stock Split, discussed below. Weighted average shares included in the computation of earnings per common share include the fractional shares anticipated to be paid in cash subsequent to the filing of this Form 10-QSB.

3.   INCOME TAXES

     Prior to the fourth quarter of 1999, a valuation allowance was considered necessary to eliminate the Corporation's deferred tax asset as a result of historical net operating losses. As a result, no income tax expense was considered necessary for the first or second quarters of 1999. During the fourth quarter of 1999, due to a trend of positive net income and management's belief that such trend will continue, management reversed the valuation allowance that was previously recorded for deferred tax assets and recorded tax expense for taxable income during the quarter. The first and second quarters of 2000 include federal income tax expense of $135,360 and $179,920, respectively, based upon the Corporation's effective tax rate expected to be applicable for the entire year.

4.   SUBSEQUENT EVENT - REVERSE STOCK SPLIT

     The Board of Directors, shareholders and the Corporation's regulators approved a Reverse Stock Split subsequent to June 30, 2000 whereby one common share will be issued for every 60 shares held, with resulting fractional shares to be paid in cash. The Reverse Stock Split will be executed subsequent to the filing of this Form 10-QSB. The effect of the transaction will reduce the number of shareholders below 300 and will allow the Corporation to de-register as a public registrant such that periodic filings will no longer be made with the Securities and Exchange Commission. The number of fractional shares to be paid in cash as a result of the Reverse Stock Split is contingent upon shares held as of the record date, which is a date subsequent to this filing. However, it is estimated that shareholders' equity will be reduced by an amount within the range of approximately $300,000 to $400,000 for the payment of fractional shares. All share and per share information have been adjusted for the Reverse Stock Split.

Item 2.     Management's Discussion and Analysis and Results of Operation

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

                                  (Continued)

Item 2.     Management's Discussion and Analysis and Results of Operation


FINANCIAL CONDITION

Federal Funds Sold: Federal funds sold, consisting of excess funds sold overnight to correspondent banks, are used to manage daily liquidity needs and interest rate sensitivity. Federal funds sold decreased $24,100,000 from December 31, 1999 to $24,700,000 at June 30, 2000.

The primary decrease relates to the withdrawal of large year-end deposits received from large corporations or government agencies. At December 31, 1999, one customer had approximately $20.0 million in excess funds deposited with the Bank which were subsequently withdrawn. In addition, additional funds previously held have been reinvested into higher earning securities.

Securities: The Corporation had $53,294,186 of securities at June 30, 2000, compared to $49,572,930 at December 31, 1999. The increase in securities is the result of management's strategy to invest excess funds into higher earning assets. Management continues to hold primarily U.S. Treasury and U.S. Government and federal agency securities to ensure credit risk is minimized.

Loans: The following table sets forth the composition of the Bank's loan portfolio (in thousands) at June 30, 2000:

         Commercial                                                          $         10,915        24%
         Commercial real estate                                                        13,891        30
         Residential real estate                                                       16,467        36
         Consumer                                                                       4,405        10
                                                                             ----------------    ------

                                                                             $         45,678       100%
                                                                             ================    ======

Total loans decreased by approximately $2.8 million from December 31, 1999. The majority of the decrease relates to approximately $3.9 million of loans originated in 1999 by the Bank and participated with other financial institutions. Due to control provisions included in the loan participation agreements with such institutions, these loans were treated as a financing arrangement and reported as loans, with a corresponding secured borrowing due to the participating financial institutions, as of December 31, 1999. These agreements were amended subsequent to December 31, 1999 and are currently reported as net loan sales at June 30, 2000. Not considering these loans, the loan portfolio increased approximately $1.1 million from December 31, 1999 to June 30, 2000.

At June 30, 2000, the Bank had $1,206,000 of loans that were considered nonperforming. Nonperforming loans include non-accrual loans, loans with principal or interest past due 90 days or more, and other impaired loans. Non-accrual loans are those loans on which the Bank does not accrue interest income. Loans are placed on non-accrual status when principal or interest is in default for a period of 90 days or more unless the loan is in the process of collection and is well secured so that delinquent principal and interest would be expected to be satisfied from the collateral. At June 30, 2000, total nonperforming loans amounted to 2.64% of aggregate loans at June 30, 2000, compared to 1.57% at December 31, 1999.

                                  (Continued)

Item 2.     Management's Discussion and Analysis and Results of Operation



At June 30, 2000, there were no significant loans other than those identified above, for which information was known that would cause management to have serious doubts as to the ability of borrowers to comply with loan repayment terms.

The allowance for loan losses totaled $1,073,739 at June 30, 2000, compared to December 31, 1999 of $905,873. The allowance for loan losses represented 2.35% of total loans at June 30, 2000 compared with 1.87% at December 31, 1999. The allowance for loan losses was 89% of nonperforming loans at June 30, 2000 as compared to 119% of nonperforming loans at December 31, 1999. The total amount of the allowance for loan losses is based on management's evaluation of the portfolio, past experience, economic conditions, composition of the portfolio, collateral location and values, cash flow positions of the borrowers, delinquencies and other factors deemed relevant. The allowance for loan losses, in management's opinion, is adequate taking all such considerations into account.

The Corporation recorded net recoveries of $107,866 for the first six months of 2000 compared to net charge-offs of $234,993 for the same period in the prior year. The decrease in net charge-offs is part of the Bank's continuing efforts to address problem loans in the loan portfolio and improve the quality of the loan assets.

The following table summarizes activity in the allowance for loan losses during the six months ended June 30, 2000 and 1999.

                                                                                       2000               1999
                                                                                       ----               ----

         Average loans outstanding during the period                              $   44,878,673    $    40,495,586
                                                                                  ==============    ===============

         Allowance for loan losses
              Beginning balance                                                   $      905,873    $     1,174,888
              Provision for loan losses                                                   60,000             90,000
              Charge-offs                                                               (111,169)          (258,000)
              Recoveries                                                                 219,035             23,007
                                                                                  --------------    ---------------
                  Balance at end of period                                        $    1,073,739    $     1,029,895
                                                                                  ==============    ===============

         Provision for loan loss as a percentage of average loans                         .13%            .22%
         Net loans charged off (recovered) as a percent of average loans                 (.24%)           .58%
         Total loans charged off as a percent of average loans                            .25%            .64%


The table below presents management's allocation of the allowance for loan losses by loan portfolio at June 30, 2000 (in thousands).

                                                                                     Allowance       Percent
                                                                                     ---------       -------
         Commercial/commercial real estate                                        $          452         42%
         Real estate mortgage                                                                135         13
         Consumer                                                                            167         15
         Unallocated                                                                         320         30
                                                                                  --------------     ------

                                                                                  $        1,074        100%
                                                                                  ==============     ======

                                  (Continued)

Item 2.     Management's Discussion and Analysis and Results of Operation


Deposits: The Corporation's major source of funds is from deposits. Total deposits decreased from $117.6 million at December 31, 1999 to $99.3 million at June 30, 2000, primarily in the interest-earning deposit category. The decrease was largely the result of withdrawals of large deposits made by large corporations or local government municipalities at the end of the year. Generally such year end deposits relate to the collection of tax revenues collected and not ready to be used at year end.

Shareholders' Equity and Capital Resources: The following table presents the components of Tier 1 Capital and Total Capital for the Bank as of June 30, 2000 and December 31, 1999. Both Tier 1 and Total Capital exceed regulatory minimum requirements of 4% and 8%, respectively. The Tier 1 Leverage Ratio, also presented below, exceeds the regulatory minimum of 3%.

                                                                               June 30,        December 31,
                                                                                 2000              1999
                                                                                 ----              ----
     Risk-Based Capital Ratios:
         Tier 1 Capital Ratio                                                    12.02%            10.08%
         Total Capital Ratio                                                     13.28%            11.33%
     Tier 1 Leverage Ratio                                                        5.68%             5.32%

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

At June 30, 2000, Federal funds sold were $24.7 million, or 25% of total deposits. Management believes the Corporation has adequate liquidity.


RESULTS OF OPERATIONS

Net income attributable to common stock for the second quarter of 2000 was $311,199, or $55.31 per diluted common share, compared to $234,653 or $41.66 per diluted common share for the second quarter of 1999. The increase in net income for the second quarter 2000, as compared to 1999, was primarily the result of increases in noninterest income, partially offset by an increase in noninterest expense and federal income tax expense.

Net income attributable to common stock for the six months ended June 30, 2000 was $545,010, or $96.75 per diluted common share, compared to $451,403 or $80.14 per diluted common share for the same period in 1999. The increase in net income was a combination of increases in net interest income and noninterest income, offset by an increase in noninterest expense and federal income tax expense.

                                  (Continued)
                                                                             11.

Item 2.     Management's Discussion and Analysis and Results of Operation


Net Interest Income: Net interest income for the second quarter of 2000 was $1,415,873, an increase of $56,613 from the second quarter of 1999 balance of $1,359,260. Net interest income for the six months ended June 30, 2000 was $2,776,281, an increase of $113,651 over the same period in 1999. The increase for both the second quarter and the first six months of 2000 over the same periods in 1999 was primarily attributable to a larger increase of average earning assets in comparison to average earning liabilities. This increase was offset by a reduction in net interest margin due to the cost of funds of interest-bearing liabilities increasing by more than the yield on interest-earning assets.

Provision for Loan Losses: The provision for loan losses in the second quarter of 2000 was $30,000, a decrease of $15,000 from the second quarter of 1999. The provision for loan losses for the six months ended June 30, 2000 was $60,000, a decrease of $30,000 from six months ended June 30, 1999. The allowance for loan losses as a percentage of total loans outstanding as of June 30, 2000 was 2.35%, compared to 2.49% at June 30, 1999. The Bank maintains the allowance for loan losses at a level management feels is adequate to absorb losses inherent in the loan portfolio. The evaluation is based upon a continuous review of the Bank's historical loan loss experience, known and inherent risks contained in the loan portfolio, composition and growth of the loan portfolio, current and projected economic conditions and other factors. The decrease in the needs of additional provisions for loan losses is a result of management's continued efforts on improving the quality of the loan portfolio.

Noninterest Income: Noninterest income for the second quarter of 2000 amounted to $626,953, an increase of $359,153, or 134.11%, from the second quarter of 1999. Noninterest income for the six months ended June 30, 2000 increased $634,440 to $1,152,985 over the same period in 1999. The increase for both periods was primarily the result of an increase in ATM surcharge income. The Bank continues to add additional ATMs, primarily within the casinos in Detroit, and anticipates that such income will continue to be a large component of noninterest income in the future.

Noninterest Expense: Noninterest expense for the second quarter of 2000 amounted to $1,521,707, an increase of $174,300, or 12.94%, from the second quarter of 1999. Noninterest expenses for the six months ended June 30, 2000 increased $369,204 to $2,991,876 over the same period in 1999. The primary cause of the increase for both periods related to expenses for the maintenance of ATMs, increasing $117,840 in the second quarter of 2000 as compared to the second quarter in 1999, and $266,506 for the six months ended June 30, 2000 as compared to the same period in 1999. Such increases are the result of the maintenance and depreciation of the additional ATMs purchased primarily to service the casinos in Detroit.

INCOME TAX EXPENSE: Prior to the fourth quarter of 1999, as a result of historical net operating losses, a valuation allowance was considered necessary to eliminate the Corporation's deferred tax asset. Thus, no income tax expense was considered necessary for the first or second quarters of 1999. Due to a trend of positive net income and management's belief that such trend will continue, management reversed the valuation allowance in the fourth quarter of 1999 and recorded tax expense during the quarter. As a result of taxable income during 2000, income tax expense was recorded in the amount of $179,920 for the second quarter of 2000 and $315,280 for the six months ended June 30, 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 10, 2000, an annual meeting of shareholders of First Independence Corporation was held with respect to matters described in the Proxy Statement dated July 10, 2000. There was no solicitation of opposition votes. At the meeting, each of the following persons were elected as directors with 263,893 votes or more out of a total of 264,961 present at the meeting.

         Rev. Wendell Anthony                        Barry Clay
         Don Davis                                   William Fuller
         Georgis I. Garmo                            Joseph Scott
         Dr. Charles E. Morton                       Jamal Shallal
         Geneva J. Williams                          Alan C. Young

At the meeting, the shareholders also approved a proposal to amend the Corporation's Articles of Incorporation to effect a one for 60 reverse stock split with respect to the Corporation's Common Stock, $1.00 par value per share. The reverse stock split is described in detail in the Corporation's July 10, 2000 Proxy Statement. The vote on the reverse stock split was 262,037 for the proposal, 1,391 against the proposal and 1,175 abstaining, which represent the broker non-votes.

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


                                        FIRST INDEPENDENCE CORPORATION
                                        Registrant

Date: August 14, 2000                   /s/ William Fuller
     ----------------------------       ----------------------------------------
                                        William Fuller, President


Date: August 14, 2000                   /s/ Rose Ann Lacy
     ----------------------------       ----------------------------------------
                                        Rose Ann Lacy, Chief Financial Officer

                                 Exhibit Index
                                 -------------

Exhibit No.              Description
-----------              -----------
     27                  Financial Data Schedule